Form 10-Q
period 1995-04-01
SOFTKEY INTERNATIONAL INC
filed 1995-05-15
CIK 719612

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 1, 1995


                        Commission File Number 0-13069

                          SOFTKEY INTERNATIONAL INC.
            (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                       94-2562108
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                             ONE ATHENAEUM STREET
                        CAMBRIDGE, MASSACHUSETTS 02142
                   (Address of Principal Executive Offices)


                                (617) 494-1200
             (Registrant's Telephone Number, Including Area Code)




        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days       Yes  X   No
                                                  -----    -----

        As of May 1, 1995, there were 19,454,411 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                          SOFTKEY INTERNATIONAL INC.
                          --------------------------
                              TABLE OF CONTENTS
                              -----------------

                  Part I - Financial Information
                  ------------------------------

                                                                             Page
                                                                             ----
ITEM 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets at
        March 31, 1995 and December 31, 1994 . . . . . . . . . . . . . .      3

        Condensed Consolidated Statements of
        Operations for the Three Months
        Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .      4

        Condensed Consolidated Statements of
        Cash Flows for the Three Months
        Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .      5

        Notes to Condensed Consolidated Financial Statements . . . . . .      6

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . .      8


                         Part II - Other Information
                         ---------------------------

ITEM 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .     11

ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .     11


                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                        SOFTKEY INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                                March 31,      December 31,
                                                                  1995            1994
                                                                ---------      -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalent                                      $ 18,623        $12,205
  Accounts receivable, less allowances for returns and
      doubtful accounts of $7,588 and $6,744, respectively        23,747         16,745
  Inventories                                                      9,425          9,795
  Other current assets                                             4,891          8,247
                                                                --------        -------
                                                                  56,686         46,992

Property and equipment, net                                        9,809          9,325
Goodwill, net                                                     31,154         32,051
Other assets                                                       2,887          2,447
                                                                --------        -------
                                                                $100,536        $90,815
                                                                ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                     $ 21,009        $29,455
   Current portion of long-term obligations                        2,920          2,016
                                                                --------        -------
                                                                  23,929         31,471

LONG-TERM OBLIGATIONS                                             15,039         17,536

DEFERRED INCOME TAXES                                              4,323          4,323
                                                                --------        -------
                                                                  43,291         53,330
                                                                --------        -------

STOCKHOLDERS' EQUITY                                              57,245         37,485
                                                                --------        -------
                                                                $100,536        $90,815
                                                                ========        =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                         SOFTKEY INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                (UNAUDITED)
                                             Three Months Ended
                                                  March 31,
                                           ---------------------
                                           1995             1994
                                           ----             ----
REVENUES                                $    41,004      $    35,304

COST OF REVENUES                             12,461           12,410
                                        -----------      -----------
  GROSS MARGIN                               28,543           22,894
                                        -----------      -----------

OPERATING EXPENSES:
  Sales, marketing and support                8,714            6,499
  General and administrative                  5,391            5,963
  Research and development                    2,304            1,952
                                        -----------      -----------
                                             16,409           14,414
                                        -----------      -----------

OPERATING INCOME                             12,134            8,480

INTEREST EXPENSE, NET                           347              255
                                        -----------      -----------

INCOME BEFORE TAXES                          11,787            8,225

PROVISION FOR INCOME TAXES                    1,768            1,934
                                        -----------      -----------

NET INCOME                              $    10,019      $     6,291
                                        ===========      ===========

NET INCOME PER SHARE:                   $      0.45      $      0.33

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:                    22,376,000       19,986,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        SOFTKEY INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                 1995            1994
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $10,019        $  6,291
  Adjustments to reconcile net income
      to net cash used for operating activities:
   Depreciation and amortization                                  1,899             783
   Changes in operating assets and liabilities:
          Accounts receivable                                    (7,002)         (2,836)
          Accounts payable and accruals                          (5,552)        (11,019)
          Merger and reorganization related accruals               (135)         (1,718)
          Other                                                    (514)          3,097
                                                                -------        --------
                                                                 (1,285)         (5,402)
                                                                -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets, net                                  (1,486)           (385)
                                                                -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital leases and long-term debt       (552)           (559)
  Redemption of Series B preferred stock                              -          (4,660)
  Issuance of common stock, net                                   9,368           5,470
                                                                -------        --------
                                                                  8,816             251
                                                                -------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             373              57

NET CHANGE IN CASH AND CASH EQUIVALENTS                           6,418          (5,479)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   12,205          22,797
                                                                -------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $18,623        $ 17,318
                                                                =======        ========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS.

                          SOFTKEY INTERNATIONAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three months ended March 31, 1995 and 1994 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the entire year ending December 31, 1995.

The first quarter reporting period for 1995 ended on April 1, 1995 and the first quarter reporting period for 1994 ended on April 2, 1994. For clarity of presentation and comparison, the periods from January 1, 1995 to April 1, 1995 and from January 1, 1994 to April 2, 1994 are referred to as the "Three Months ended March 31, 1995" or the "First Quarter 1995" and "Three Months ended
March 31, 1994" or the "First Quarter 1994," respectively, throughout these financial statements.

2. GOODWILL

Goodwill represents the excess of purchase price over fair market value of identifiable assets acquired. The Company evaluates the carrying value of goodwill for possible impairment on an annual and quarterly basis. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at March 31, 1995.

3.  LONG-TERM OBLIGATIONS
<Captions>
                           March 31, 1995       December 31, 1994
                           --------------       -----------------
Revolving line-of-credit      $ 7,700               $ 7,700
Related party debt              1,928                 2,123
Capital leases                  2,130                 2,411
Accrued minimum royalties       2,260                 2,415
Other                           3,941                 4,903
                              -------               -------
                               17,959                19,552
Less: current portion          (2,920)               (2,016)
                              -------               -------
                              $15,039               $17,536
                              =======               =======


4. COMPUTATION OF EARNINGS PER SHARE

Net income per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible debentures and notes, convertible Series A and Series B preferred stock in the First Quarter 1994 and stock options and warrants using the treasury stock method in both reporting periods. The computations do not include common stock equivalents where the effect would not be dilutive. Primary earnings per share computations do not materially differ from fully diluted earnings per share.

5.  COMMITMENTS AND CONTINGENCIES

Competition Act Inquiry (Canada)

On June 10, 1994, the Director of Investigation and Research under the Competition Act (Canada) (the "Act") commenced an inquiry in Canada under the non-criminal, reviewable practices provisions of the Act respecting the activities of SoftKey Software Products Inc. ("SoftKey Software") in the tax preparation software business in Canada. On June 28, 1994, a court order requiring SoftKey Software, along with other companies in the Canadian tax preparation software business, to produce certain documents and information respecting the Canadian tax preparation software industry was issued by the Federal Court of Canada Trial Division. SoftKey Software has had discussions with the staff of the Canadian Bureau of Competition Policy and is currently cooperating to provide the documents and information specified in the order. At this time no formal application has been made seeking remedy under the Act. Management does not currently expect that the outcome of this inquiry will have a material adverse effect on the Company.

Other Litigation

The Company is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its business. Management does not expect the Company to suffer any material liability by reason of such actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts.

INTRODUCTION

SoftKey International Inc. (the "Company") is a developer and a publisher of consumer software for use with personal computers. The Company develops, licenses, manufactures, distributes and markets a wide range of productivity, lifestyle, education/entertainment and organizational software for individual, home and small business users. SoftKey develops and publishes titles on both magnetic disk and CD-ROM. In addition, the Company develops, markets and distributes income tax software and provides comprehensive nationwide tax processing for personal, corporate and trust tax returns in Canada.

The Company was created through a recent combination of three corporations. On February 4, 1994 the Company (which was then known as WordStar International Incorporated), completed a three-way business combination transaction (the "Three-Party Combination") with SoftKey Software Products Inc. and Spinnaker Software Corporation. The Three-Party Combination was accounted for as a pooling-of-interests. Effective February 4, 1994, the Company changed its name to SoftKey International Inc.

RESULTS OF OPERATIONS

        Net Income. The company generated net income of $10,019 ( $0.45 per fully diluted share) on revenues of $41,004 in First Quarter 1995 as compared to net income of $6,291 ($0.33 per fully diluted share) on revenues of $35,304 in First Quarter 1994. The increase is a result of several factors, including increases in revenues and gross margins, reductions in operating expenses as a percentage of revenue and the introduction of new product offerings.

        Revenues

Revenues by channel for the Company for the First Quarter are as follows:
                                        Three Months Ended March 31
                                       -----------------------------
                                         1995    %       1994    %
                                       ------   ---      ----   ----
       Retail                          $15,257   37%   $ 8,856   25%
       OEM                               2,964    7%     3,396   10%
       Catalog                              --   --      2,891    8%
       Direct Mail                       6,768   17%     3,652   10%
       International                     4,069   10%     2,952   82%
       Tax Software and Services        11,946   29%    11,736   33%
       Lansa Software                       --   --      1,821    6%
                                       -------  ----   -------  ----
                                       $41,004  100%   $35,304  100%
                                       =======  ====   =======  ====

Total Revenues increased 16% in  First Quarter 1995 over  First
Quarter 1994. The growth in the retail channel resulted from new product offerings in First Quarter 1995 and from a larger number of retail distribution outlets carrying the Company's products. International sales continued to increase primarily as a result of the availability of newly translated foreign language versions of English language products and the continued shift to Windows-based applications on CD-ROM. Tax software sales and services experienced increased revenue growth in Canadian dollar terms due to growth in the Canadian computerized tax preparation market as a whole. However, this volume increase was offset by the impact of the lower foreign exchange rate of the Canadian dollar. Original Equipment Manufacturer ("OEM") revenues declined slightly due to pricing pressures compared to First Quarter 1994. Direct mail revenues increased due to an increase in the frequency of product mailings and growth in the number of registered product end users. Revenues for First Quarter 1994 include $2,891 of revenues from the Company's Power Up catalog operation, which was closed in 1994 and $1,821 of revenues from the Company's subsidiary, Lansa USA, Inc. ("Lansa"), which was sold by the Company on September 30, 1994.

        Cost of Revenues. Cost of revenues includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, cost revenues includes royalties paid to third-party developers, inventory obsolescence reserves and amortization of capitalized software development costs. Gross margins for First Quarter 1995 increased to 7065% as compared to 6548% for First Quarter 1994. The improvement in the First Quarter 1995 is primarily due primarily to theroyalty contract higher percentage of CD-ROM based sales and direct mail sales. Cost of revenues were also lower on a percentage basis in First Quarter 1995 over First Quarter 1994 due to the closing of the Power Up catalog operation at and the sale of the Lansa operation, each of which generated lower gross margins than the Company's current operations.

        Operating Expenses.  The Company's operating expenses, and the respective percentages of revenues for First Quarter 1995 as compared to First
Quarter 1994 are as follows:
                                           Three Months Ended March 31,
                                           ----------------------------
                                                  % of                % of
                                          1995  Revenues   1994    Revenues
                                        ------  --------  -------  --------
       Sales, marketing and support     $ 8,714    21%    $ 6,499     18%
       General and administrative         5,391    13%      5,963     17%
       Research and development           2,304     6%      1,952      6%
                                        -------    ---    -------     ---
                                        $16,409    40%    $14,414     41%
                                        =======    ===    =======     ===


Total operating expenses decreased as a percentage of net sales revenues to 40% in First Quarter 1995 compared with 41% in First Quarter 1994. This decrease is primarily the result of reductions in redundant and obsolete operating infrastructure since the Three-Party Combination, closures of the Power Up catalog operations and the sale of Lansa.

Sales, marketing and support expenses increased to 21% of revenues in   First
Quarter 1995 compared to 18% of revenues in First Quarter 1994. The increase in these expenses as a percentage of revenues is attributed primarily to the costs associated with increased direct mail revenues and expansion of retail channel sales.

General and administrative expenses decreased to 13% of revenues in First Quarter 1995 compared to 17% of revenues in First Quarter 1994. This decrease is principally attributable to the Company's a reduction of its worldwide workforce in the number of employees as a result of closure of the Power Up catalog operation and facilities in Barbados and Marina del Rey, California of its and the sale of Lansa.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Three-Party Combination, the Company has completed a restructuring program, which included reductions in operating costs, that has improved the Company's liquidity position. The Company's working capital increased from $15,521 at December 31, 1994 to $32,757 at March 31, 1995.

During First Quarter 1995, the Company has continued to further its manufacturing relationship with RR Donnelley & Sons ("Donnelley"), the supplier of a majority of the Company's manufacturing and fulfillment services, such that Donnelley now provides turn-key manufacturing and fulfillment services to the Company. The Company anticipates that as the number of product offerings increases the Company's ability to supply sufficient product to its customers on a timely basis will become increasingly important to its business. The Company expects that its future inventory levels will continue to expand as the number of product offerings expands and new channels of distribution are established.

Cash and cash equivalents increased from $12,205 at December 31, 1994 to $18,623 at March 31, 1995. This increase is attributed primarily to cash generated from operations and cash received from the exercise of employee stock options.

On September 30, 1994, SoftKey Inc., a wholly owned subsidiary of the Company, obtained a revolving line of credit (the "Line") to provide for a maximum availability of $10,000, subject to eligible accounts receivable limits. Borrowings under the Line become due on July 1, 1996 and bear interest at the prime rate. The Line is subject to certain financial covenants, is secured by a general security interest in the assets of SoftKey Inc. and certain other subsidiaries of the Company and is guaranteed by the Company. As of March 31, 1995, the principal amount outstanding under the Line was $7,700.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U. S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries. The Company also conducts its tax software business in Canada, which has experienced foreign currency exchange rate fluctuation. In order to mitigate this exposure, the Company has purchased a Cdn $2,000 180 day foreign exchange option contract expiring July 28, 1995.

Cash flow from operations on a short-term basis is positively impacted by the seasonality of the income tax software business in the first two quarters of the calendar year. At the present time, the Company expects that its cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer market. The Company is continuously evaluating products and technologies for acquisitions, and although no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time, the Company may seek to raise additional funds for these acquisitions or in anticipation of possible acquisitions.

FUTURE OPERATING RESULTS

The Company's future operating results are subject to a number of uncertainties, including its ability to develop and introduce new products, the introduction of
competitive products and general economic conditions.   The Company may plan to
seek acquisitions of businesses, products or technologies in the future that are complementary to the current business. There can be no assurance that the Company will not encounter difficulties in integrating any such business or technology.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided pursuant to applicable regulations of the Securities and Exchange Commission and is not intended to serve as a basis for projections of future events.

                         PART II.    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        Competition Act Inquiry (Canada) - On June 10, 1994, the Director of Investigation and Research under the Competition Act (Canada) (the "Act") commenced an inquiry in Canada under the non-criminal, reviewable practices provisions of the Act respecting the activities of SoftKey Software Products Inc. ("SoftKey Software") in the tax preparation software business in Canada. SoftKey Software is an Ontario corporation and a wholly owned subsidiary of the Company. On June 28, 1994, a court order requiring SoftKey Software, along with other companies in the Canadian tax preparation software business, to produce certain documents and information respecting the Canadian tax preparation software industry was issued by the Federal Court of Canada Trial Division. SoftKey Software has had discussions with the staff of the Canadian Bureau of Competition Policy and is currently cooperating to provide the documents and information specified in the order. At this time no formal application has been made seeking a remedy under the Act. Management does not currently expect that the outcome of this inquiry will have a material adverse effect on the Company.
.
        The Company is a defendant in various legal actions involving, breach of contract and various other claims incident to the conduct of its business. Management does not expect the company to suffer any material liability by reason of such actions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

Exhibit
Number    Description
- - - - -------   -----------
2.1       Amended and Restated Combination Agreement by and among WordStar
          International Incorporated, SoftKey Software Products Inc.,
          Spinnaker Software Corporation and SSC Acquisition
          Corporation dated as of August 17, 1993, as amended (1)

3.1       Restated Certificate of Incorporation (2)

3.2       Bylaws of the Company, as amended (3)

10.1      SoftKey Product Agreement dated April 6, 1994 by and between the
          Company and R.R. Donnelley & Sons Company (2)

10.2 Employment Agreement dated May 27, 1994 by and between the Company and Michael Perik (4)

10.3 Employment Agreement dated May 27, 1994 by and between the Company and Kevin O'Leary (4)

10.4      Employment Agreement dated March 2, 1990 by and between
          SoftKey Software Products Inc. and Peter Hamilton (2)

10.5      Employment Agreement dated February 1, 1994 by and between the
          Company and R.Scott Murray (2)

10.6      Employment Agreement dated October 8, 1993 by and between
          SoftKey Software Products Inc. and David E. Patrick (2)


10.7      1991 Employee Payroll Stock Purchase Plan (5)

10.8      1994 Non-Employee Director Stock Option Plan (3)

10.9      Employment Agreement dated September 15, 1993 by and between
          WordStar International Incorporated and Edward Sattizahn (4)

10.10     Employment Agreement dated June 20, 1994 by and between the
          Company and Neal S. Winneg (4)

10.11     Credit Agreement dated as of September 30, 1994 between
          SoftKey Inc. and Fleet Bank of Massachusetts, N.A. (6)

10.12     Employment Agreement dated March 1, 1994 by and between
          SoftKey Software Products Inc. and Robert Gagnon (3)

10.13 Amendment No. 1 dated as of March 1, 1995, to Employment Agreement dated as of February 1, 1994 by and between R. Scott Murray and the Company (2)

10.14 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc. (3)

10.15 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1. (3)

10.16 1990 Long Term Equity Incentive Plan, as amended and restated through March 6, 1995. (3)

10.17     1982 Employee and Consultant Stock Option and Purchase Plan (7)

11.1      Statement re: Computation of Per Share Earnings

____________________

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

(3) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994.

(5) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Transition period ended September 30, 1992.

(6) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994.

(7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1991.


(b)  Reports on Form 8-K

     The registrant filed a report on Form 8-K dated February 10, 1995 reporting the appointment of Coopers & Lybrand L.L.P. as independent public accountants for the Company commencing with the fiscal period ended December 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SOFTKEY INTERNATIONAL INC.



May 15, 1994                        /s/ R. Scott Murray
                                 ----------------------------------------
                                 R. Scott Murray
                                 Chief Financial Officer
                                 (principal financial and accounting officer)


                               EXHIBIT INDEX

Exhibit                                                                                  Page
Number                   Description                                                    Number
- - - - -------                  -----------                                                    ------
2.1        Amended and Restated Combination Agreement by and among WordStar
           International Incorporated, SoftKey Software Products
           Inc., Spinnaker Software Corporation and SSC Acquisition Corporation
           dated as of August 17, 1993, as amended (1)

3.1        Restated Certificate of Incorporation (2)

3.2        Bylaws of the Company, as amended (3)

10.1       SoftKey Product Agreement dated April 6, 1994 by and between the
           Company and R.R. Donnelley & Sons Company (2)

10.2 Employment Agreement dated May 27, 1994 by and between the Company and Michael Perik (4)

10.3 Employment Agreement dated May 27, 1994 by and between the Company and Kevin O'Leary (4)

10.4       Employment Agreement dated March 2, 1990 by and between SoftKey
           Software Products Inc. and Peter Hamilton (2)

10.5       Employment Agreement dated February 1, 1994 by and between the
           Company and R. Scott Murray (2)

10.6       Employment Agreement dated October 8, 1993 by and between SoftKey
           Software Products Inc. and David E. Patrick (2)

10.7       1991 Employee Payroll Stock Purchase Plan (5)

10.8       1994 Non-Employee Director Stock Option Plan (3)

10.9       Employment Agreement dated September 15, 1993 by and between
           WordStar International Incorporated and Edward Sattizahn (4)

10.10 Employment Agreement dated June 20, 1994 by and between the Company and Neal S. Winneg (4)

10.11      Credit Agreement dated as of September 30, 1994 between SoftKey
           Inc. and Fleet Bank of Massachusetts, N.A. (6)

10.12      Employment Agreement dated March 1, 1994 by and between SoftKey
           Software Products Inc. and Robert Gagnon (3)

10.13 Amendment No. 1 dated as of March 1, 1995, to Employment Agreement dated as of February 1, 1994 by and between R. Scott Murray and the Company (2)

10.14 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc. (3)



10.15      Continuing Guaranty of Lease dated as of January 5, 1995 by the
           Company in favor of Mellon Financial Services Corporation #1. (3)

10.16      1990 Long Term Equity Incentive Plan, as amended and restated through
           March 6, 1995. (3)

10.17      1982 Employee and Consultant Stock Option and Purchase Plan (7)

11.1       Statement re: Computation of Per Share Earnings

____________________

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

(3) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994.

(5) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Transition period ended September 30, 1992.

(6) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994.

(7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1991.
