Form 10-Q
period 1995-07-01
SOFTKEY INTERNATIONAL INC
filed 1995-08-15
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 1995

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


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

    As of August 4, 1995, there were 23,289,499 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                           SOFTKEY INTERNATIONAL INC.
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
         ITEM 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at
                  June 30, 1995 and December 31, 1994......................................   3

                  Condensed Consolidated Statements of
                  Operations for the Three and Six Months
                  Ended June 30, 1995 and 1994.............................................   4

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Months
                  Ended  June 30, 1995 and 1994............................................   5

                  Notes to Condensed Consolidated Financial Statements.....................   6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................   8


                                     PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings........................................................  11

         ITEM 4.  Submission of Matters to a Vote of Security Holders .....................  11

         ITEM 6.  Exhibits and Reports on Form 8-K.........................................  11

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                           SOFTKEY INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           June 30,   December 31,
                                                             1995         1994
                                                           --------   ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $ 93,398     $ 12,205
Accounts receivable (less allowances for returns and
  doubtful accounts of $6,385 and $6,744 respectively)       21,063       16,745
Inventories                                                   9,982        9,795
Other current assets                                          7,882        8,247
                                                           --------     --------
                                                            132,325       46,992

Property and equipment, net                                  11,326        9,325
Goodwill, net                                                31,337       32,051
Other assets                                                  2,648        2,447
                                                           --------     --------
                                                           $177,636     $ 90,815
                                                           ========     ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                   $ 16,958     $ 29,455
Current portion of long-term obligations                      1,991        2,016
                                                           --------     --------
                                                             18,949       31,471

Long-term obligations                                         6,925       17,536

Deferred income taxes                                         4,339        4,323
                                                           --------     --------
                                                             30,213       53,330

STOCKHOLDERS' EQUITY                                        147,423       37,485
                                                           --------     --------
                                                           $177,636     $ 90,815
                                                           ========     ========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                             Three Months Ended                    Six Months Ended
                                                  June 30                               June 30
                                                  -------                               -------
                                          1995                1994               1995              1994
                                          ----                ----               ----              ----
REVENUES                              $      33,717      $      26,786      $      74,721     $      62,090

COST OF REVENUES                              9,953              9,333             22,414            21,743
                                      -------------      -------------      -------------     -------------

GROSS MARGIN                                 23,764             17,453             52,307            40,347

OPERATING EXPENSES:
     Sales, marketing and support             6,702              6,442             15,416            12,941
     General and administrative               4,945              5,154             10,336            11,117
     Research and development                 2,472              1,356              4,776             3,308
                                      -------------      -------------      -------------     -------------
                                             14,119             12,952             30,528            27,366
                                      -------------      -------------      -------------     -------------


OPERATING INCOME                              9,645              4,501             21,779            12,981

OTHER INCOME (EXPENSE), net

                                               (342)               570               (689)              315
                                      -------------      -------------      -------------     -------------

INCOME BEFORE TAXES                           9,303              5,071             21,090            13,296

PROVISION FOR INCOME TAXES                    1,349              1,117              3,117             3,051
                                      -------------      -------------      -------------     -------------

NET INCOME                            $       7,954      $       3,954      $      17,973     $      10,245
                                      =============      =============      =============     =============


NET INCOME PER SHARE                  $        0.35      $        0.21      $        0.79     $        0.53

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                       23,012,000         20,228,000         22,713,000        20,079,000




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                             June 30,
                                                                             --------
                                                                       1995           1994
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                     $  17,973      $  10,275
     Adjustments to reconcile net income to net cash used for
     operating activities:
     Depreciation and amortization                                      3,304          1,640
     Changes in operating assets and liabilities:
     Accounts receivable                                               (4,318)          (662)
     Accounts payable and accruals                                    (12,497)        (5,332)
     Other                                                             (1,733)        (9,600)
                                                                    ---------      ---------
                                                                        2,729         (3,679)
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets, net                                    (4,329)        (1,409)
      Other                                                              --              518
                                                                    ---------      ---------
                                                                       (4,329)          (891)
                                                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases and long-term debt        (1,472)            (5)
     Issuance of common stock, net                                     91,686          5,606
     Repayment of line of credit                                       (7,700)          --
     Redemption of series B preferred stock                              --           (4,660)
                                                                    ---------      ---------
                                                                       82,514            941
                                                                    ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                          279            684
                                                                    ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                81,193         (2,945)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         12,205         22,797
                                                                    ---------      ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  93,398      $  19,852
                                                                    =========      =========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results for the entire year ending December 31, 1995.

The second quarter reporting period for 1995 ended on July 1, 1995 and the second quarter reporting period for 1994 ended on July 2, 1994. For clarity of presentation and comparison, the periods from January 1, 1995 to July 1, 1995 and from January 1, 1994 to July 2, 1994 are referred to as the "Six Months Ended June 30, 1995" and "Six Months Ended June 30, 1994" respectively, throughout these financial statements.

2.  GOODWILL

Goodwill represents the excess of purchase price over fair market value of identifiable assets acquired. The Company evaluates the carrying value of goodwill for possible impairment on a quarterly basis. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at June 30, 1995.

3. LONG-TERM OBLIGATIONS

                                 June 30, 1995      December 31, 1994
                                 -------------      -----------------
Revolving line-of-credit           $    --             $   7,700
Related party debt                       964               2,123
Capital leases                         2,098               2,411
Accrued minimum royalties              2,210               2,415
Other                                  3,644               4,903
                                   ---------           ---------
                                       8,916              19,552
Less: current portion                 (1,991)             (2,016)
                                   ---------           ---------
                                   $   6,925           $  17,536
                                   =========           =========

4.    INVENTORIES

Inventories consist primarily of finished goods at June 30, 1995 and December 31, 1994.

5.  COMPUTATION OF EARNINGS PER SHARE

Net income per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible debentures and notes, convertible Series A and Series B preferred stock in the Second Quarter 1994 and stock options and warrants using the treasury stock method in both reporting periods. The computations do not include common stock equivalents where the effect would not be dilutive. Primary earnings per share computations do not materially differ from fully diluted earnings per share.

6.  COMMITMENTS AND CONTINGENCIES

Competition Act Inquiry (Canada)

On June 10, 1994, the Director of Investigation and Research under the Competition Act (Canada) (the "Act") commenced an inquiry in Canada under the non-criminal, reviewable practices provisions of the Act with respect to the activities of SoftKey Software Products Inc. ("SoftKey Software") in the tax preparation software business in Canada. On June 28, 1994, a court order requiring SoftKey Software, along with other companies in the Canadian tax preparation software business, to produce certain documents and information with respect to the Canadian tax preparation software industry was issued by the Federal Court of Canada Trial Division. SoftKey Software has had discussions with the staff of the Canadian Bureau of Competition Policy and is currently cooperating to provide the documents and information specified in the order. At this time no formal application has been made seeking remedy under the Act. Management does not currently expect that the outcome of this inquiry will have a material adverse effect on the Company.

Other Litigation

The Company is involved in various legal proceedings involving copyrights, breach of contract and various other claims incident to the conduct of its business. Management does not expect the Company to suffer any material liability by reason of such actions.

7. SUBSEQUENT EVENTS

Agreement to acquire of Future Vision Holding, Inc.

On July 17, 1995, the Company announced it had signed a definitive acquisition agreement to acquire all the outstanding capital stock of Future Vision Holding, Inc., a multimedia software company, in exchange for the issuance of up to 1,116,784 shares of common stock. The transaction is expected to be accounted for as a pooling-of-interests. The closing of the transaction is subject to certain conditions, including expiration of applicable waiting periods under pre-merger notification regulations.

Acquisition of tewi Verlag GmbH

On July 21, 1995, the Company acquired tewi Verlag GmbH ("Tewi"), a publisher and distributor of CD-ROM software and computer related books, located in Munich, Germany. The purchase price was settled by a combination of cash and issuance of common stock. The Company issued 99,045 shares of common stock and paid $13,024 for all of the share capital of Tewi. The transaction will be accounted for as a purchase.

Redemption of Warrants

On July 31, 1995, the Company announced that it would redeem all of its 2,925,000 publicly traded warrants for $.10 per warrant on August 31, 1995 in accordance with the terms and conditions of the warrants. The redemption is conditioned on the per share closing price of SoftKey's common stock being at least equal to $37.50 for 20 of the 30 trading days preceding the redemption date. In lieu of receiving $.10 per warrant, holders may exercise their warrants at any time prior to the redemption in accordance with the terms of the warrants.

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

INTRODUCTION

SoftKey International Inc. (the "Company") is a leading developer and publisher of value-priced, high quality consumer software for PC's, primarily produced on CD-ROM. The Company develops, licenses, manufactures, distributes and markets a wide range of consumer titles in the lifestyle, edutainment, productivity, entertainment and education categories. In addition, the Company develops, markets and distributes income tax software and provides comprehensive nationwide tax processing for personal, corporate and trust tax returns in Canada.

RESULTS OF OPERATIONS

    NET INCOME. The Company generated net income of $7,954 ($0.35 per fully diluted share) on revenues of $33,717 in Second Quarter 1995 and net income of $17,973 ($0.79 per fully diluted share) on revenues of $74,721 in the Six Months Ended June 30, 1995 as compared to net income of $3,954 ($0.21 per fully diluted share) on revenues of $26,786 in Second Quarter 1994 and net income of $10,245 ($0.53 per fully diluted share) on revenues of $62,090 in the Six Months Ended June 30, 1994. The increase in both the Second Quarter 1995 as compared to the Second Quarter 1994 and in the Six Months Ended June 30, 1995 as compared to the Six Months Ended June 30, 1994 is a result of several factors, including increases in revenues and gross margins, reductions in certain operating expenses as a percentage of revenue and the introduction of new product offerings.

    REVENUES. Revenues by distribution channel for the Second Quarter 1995 as compared to the Second Quarter 1994 and for the Six Months Ended June 30, 1995 as compared to the Six Months Ended June 30, 1994 are as follows:

                                  Three Months Ended June 30                  Six Months Ended June 30
                              ----------------------------------         -----------------------------------
                                1995       %      1994        %            1995       %       1994        %
                              -------    ----    -------    ----         -------    -----    -------    ----
Retail                        $16,708     50%    $11,116     42%         $31,965     43%     $19,972     32%
OEM                             2,440      7       3,550     13            5,404      7        6,946     11
Catalog                          --       --         285      1             --       --        3,176      5
Direct mail                     6,611     20       3,538     13           13,379     18        7,190     12
International                   4,433     13       2,856     11            8,502     11        5,808      9
Tax software and services       3,525     10       4,093     15           15,471     21       15,829     26
Lansa software                   --       --       1,348      5             --       --        3,169      5
                              -------    ---     -------    ---          -------    ---      -------    ---
                              $33,717    100%    $26,786    100%         $74,721    100%     $62,090    100%
                              =======    ===     =======    ===          =======    ===      =======    ===


Total revenues increased 26% in Second Quarter 1995 over Second Quarter 1994 and 20% for the Six Month Ended June 30, 1995 over the Six Months Ended June 30, 1994, in both cases due to several factors including growth in the retail channel resulted from new product offerings and from an increased number of retail distribution outlets carrying the Company's products; international sales increased primarily as a result of the availability of additional translated foreign language versions of English language products and the continued shift to Windows-based applications on CD-ROM; tax software sales and services experienced lower revenue in Canadian dollar terms due to increased competition in the Canadian computerized tax preparation market; original equipment manufacturer ("OEM") revenues declined due to continuing pricing pressures and from a decrease in the percentage of the Company's products being distributed in this channel; direct mail revenues increased as a result of an increase in the frequency of product mailings and growth in the number of registered product end users. Revenues for Second Quarter 1994 and for the Six Months Ended June 30, 1994 include $285 and $3,176, respectively, of revenues from the Company's Power Up catalog operation, which was closed in 1994. Revenues from the Second Quarter 1994 and from the Six Months Ended June 30, 1994 also include $1,348 and $3,169, respectively, of revenues from the Company's subsidiary, Lansa USA, Inc. ("Lansa"), which was sold by the Company on September 30, 1994.

    COST OF REVENUES. Cost of revenues includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, cost of revenues includes royalties paid to third-party developers, inventory obsolescence reserves and amortization of capitalized software development costs. Gross margins for both the Second Quarter 1995 and for the Six Months Ended June 30, 1995 increased to 70% as compared to 65% for Second Quarter 1994 and the Six Months Ended June 30, 1994, respectively. The improvement in both periods is due primarily to the higher percentage of CD-ROM based sales and direct mail sales. Cost of revenues were also lower on a percentage basis in both periods due to the closing of the Power Up catalog operation and the sale of the Lansa operation, each of which generated lower gross margins than the Company's current operations.

    OPERATING EXPENSES. The Company's operating expenses and the respective percentages of revenues for Second Quarter 1995 as compared to Second Quarter 1994 and for the Six Months Ended June 30, 1995 as compared to the Six Months Ended June 30, 1994 are as follows:

                                       Three Months Ended  June 30,                       Six Months Ended June 30,
                                ------------------------------------------        ------------------------------------------
                                             % of                   % of                       % of                   % of
                                  1995     Revenues     1994      Revenues         1995      Revenues     1994      Revenues
                                -------    --------    -------    --------        -------    --------    -------    --------
Sales, marketing and support    $ 6,702      20%       $ 6,442       24%          $15,416       21%      $12,941       21%
General and administrative        4,945      15%         5,154       19%           10,336       14%       11,117       18%
Research and development          2,472       7%         1,356        5%            4,776        6%        3,308        5%
                                -------      --        -------       --           -------       --       -------       --
                                $14,119      42%       $12,952       48%          $30,528       41%      $27,366       44%
                                =======      ==        =======       ==           =======       ==       =======       ==


Total operating expenses decreased as a percentage of revenues to 42% and 41% in Second Quarter 1995 and in the Six Months Ended June 30, 1995, respectively, compared with 48% and 44% in Second Quarter 1994 and in the Six Months Ended June 30, 1994, respectively. The decrease in both periods is primarily the result of reductions in operating infrastructure since the Three-Party Combination, closures of the Power Up catalog operations and the sale of Lansa.

Sales, marketing and support expenses decreased to 20% of revenues in Second Quarter 1995 compared to 24% of revenues in Second Quarter 1994. The decrease in these expenses as a percentage of revenues is attributable primarily to the overall revenue growth of the Company.

General and administrative expenses decreased to 15% and 14% of revenues in Second Quarter 1995 and in the Six Month Period Ended June 30, 1995, respectively, compared to 19% and 18% of revenues in Second Quarter 1994 and in the Six Month Period ended June 30, 1994, respectively. The decrease in both periods is principally attributable to a reduction in the number of employees as a result of closure of the Power Up catalog operation and facilities in Barbados and Marina del Rey, California and the sale of Lansa.

Research and development costs increased to 7% and 6% of revenues in Second Quarter 1995 and in the Six Month Period Ended June 30, 1995, respectively, compared to 5% of revenues in both the Second Quarter 1994 and in the Six Month Period ended June 30, 1994. The increase in both periods is primarily the result of a number of new product offerings which have been developed and introduced to the market in 1995 as compared to 1994 including development of Windows95 platform based software titles.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $12,205 at December 31, 1994 to $93,398 at June 30, 1995. This increase is attributed primarily to the issuance of 2,713,106 shares of common stock in an underwritten public offering which generated net proceeds of $74,434 to the Company, cash generated from operations and cash received from the exercise of employee stock options.

On September 30, 1994, SoftKey Inc., a wholly owned subsidiary of the Company, amended its revolving line of credit (the "Line"), as amended on May 17, 1995, to provide for a maximum availability of $20,000, subject to eligible accounts receivable limits. Borrowings under the Line become due on July 1, 1997 and bear interest at the prime rate. The Line is subject to certain financial covenants, is secured by a general security interest in the assets of SoftKey Inc. and certain other subsidiaries of the Company and is guaranteed by the Company. During Second Quarter 1995, the $7,700 outstanding on the Line was repaid.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U. S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries. The Company also conducts its tax software business in Canada, which has experienced foreign currency exchange rate fluctuation. In order to mitigate this exposure, the Company has purchased a Cdn $2,000 180 day foreign exchange option contract expiring July 28, 1995. The Company believes the existing cash is sufficient to meet its current and planned requirements for the foreseeable future.

Cash flow from operations on a short-term basis is positively impacted by the seasonality of the income tax software business in the first two quarters of the calendar year. At the present time, the Company expects that its cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer market. The Company is continuously evaluating products and technologies for acquisitions, however, no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time.

FUTURE OPERATING RESULTS

The Company's future operating results are subject to a number of uncertainties, including its ability to develop and introduce new products, the introduction of competitive products and general economic conditions. In addition, the Company expects the level of competition in the consumer software industry to become more intense and that companies with greater access to capital, new products and retail shelf space may enter its market. The Company may plan to seek acquisitions of businesses, products or technologies in the future that are complementary to its current business. There can be no assurance that the Company will not encounter difficulties in integrating any such business, product or technology.

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

    The Company is involved in various legal proceedings involving, breach of contract and various other claims incident to the conduct of its business. Management does not expect the company to suffer any material liability by reason of such actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) The Company's 1995 Annual Meeting of Stockholders was held on May 25, 1995.

    (b) The following directors were elected at the meeting, and no other directors' terms of office continued after the meeting: Michael A. Bell, Robert Gagnon, Kevin O'Leary, Michael J. Perik, Robert Rubinoff and Scott M. Sperling.

    (c) The first matter voted upon at the meeting was the election of Directors. Upon motion duly made and seconded, each of the nominees was elected as a director to serve until the Company's 1996 Annual Meeting and until his successor is elected and qualified. The votes for each of the nominees were reported as follows:

    Michael A. Bell          For:        17,086,564
                             Withheld:      259,336

    Robert Gagnon            For:        17,063,528
                             Withheld:      284,880

    Kevin O'Leary            For:        17,064,028
                             Withheld:      284,380

    Michael J. Perik         For:        17,077,808
                             Withheld:      270,600

    Robert Rubinoff          For:        17,077,808
                             Withheld:      268,092

    Scott M. Sperling        For:        17,086,706
                             Withheld:      259,194

    The second matter voted upon at the meeting was the ratification of the Board's appointment of Coopers & Lybrand L.L.P. as independent public accountants for the 1995 fiscal year. Upon motion duly made and seconded, such appointment was approved. The votes were reported as follows:

       Coopers & Lybrand L.L.P. For:         17,223,492
                                Against:         10,002
                                Abstain:        112,472

    The third matter voted upon at the meeting was the approval and adoption of a proposed amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 24,500,000 to 60,000,000. Upon motion duly made and seconded, such proposal was approved and adopted. The votes were reported as follows:

    Increase of Authorized Shares   For:        14,381,824
                                    Against:     2,667,074
                                    Abstain:       263,260
                                    Non-Votes:      33,808

    The fourth matter voted upon at the meeting was a proposal to approve the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"). Upon motion duly made and seconded, such proposal was approved. The votes were reported as follows:

    Approval of 1994 Plan   For:        11,249,384
                            Against:     3,559,870
                            Abstain:     1,185,967
                            Non-Votes:   1,350,745

The fifth matter voted upon at the meeting was a proposal to approve certain amendments to the Company's Long Term Equity Incentive Plan (the "LTIP"), including increasing the number of shares issuable under the LTIP from 3,000,000 to 5,000,000. Upon motion duly made and seconded, such proposal was approved. The votes were reported as follows:

    Approval LTIP Amendments For:         12,115,117
                             Against:      3,705,333
                             Abstain:        140,793
                             Non-Votes:    1,384,723

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
2.1               Amended and Restated Combination Agreement by and among
                  WordStar International Incorporated, SoftKey Software Products
                  Inc., Spinnaker Software Corporation and SSC Acquisition
                  Corporation dated as of August 17, 1993, as amended(1)

3.1               Restated Certificate of Incorporation, as amended

3.2               Bylaws of the Company, as amended(2)

10.1 SoftKey Product Agreement dated April 6, 1994 by and between the Company and R.R. Donnelley & Sons Company(3)

10.2              Employment Agreement dated May 27, 1994 by and between the
                  Company and Michael Perik(4)

10.3              Employment Agreement dated May 27, 1994 by and between the
                  Company and Kevin O'Leary(4)

10.4              Employment Agreement dated February 1, 1994 by and between the
                  Company and R. Scott Murray(3)

10.5              Employment Agreement dated October 8, 1993 by and between
                  SoftKey Software Products Inc. and David E. Patrick(2)

10.6              1991 Employee Payroll Stock Purchase Plan(5)

10.7              1994 Non-Employee Director Stock Option Plan(2)

10.8              Employment Agreement dated September 15, 1993 by and between
                  WordStar International Incorporated and Edward Sattizahn(4)

10.9              Employment Agreement dated June 20, 1994 by and between the
                  Company and Neal S. Winneg(4)

10.10             Credit Agreement dated as of September 30, 1994 between
                  SoftKey Inc. and Fleet Bank of Massachusetts, N.A.(6)

10.11             Employment Agreement dated March 1, 1994 by and between
                  SoftKey Software Products Inc. and Robert Gagnon(2)

10.12             Amendment No. 1 dated as of March 1, 1995, to Employment
                  Agreement dated as of February 1, 1994 by and between R. Scott
                  Murray and the Company(3)

10.13 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc.(2)

10.14 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation
                  #1.(2)

10.15 1990 Long Term Equity Incentive Plan, as amended and restated through June 2, 1995.

10.16             1982 Employee and Consultant Stock Option and Purchase Plan(7)

10.17             Amendment dated as of May 17, 1995 by and between SoftKey Inc.
                  and Fleet Bank of Massachusetts, N.A., to Credit Agreement dated as of September 30, 1994.

10.18             Stock Purchase Agreement by and among the Company, Flextech
                  Holdings Pte Ltd, Harry Fox, Joseph Abrams, Sol Rosenberg,
                  Mathew Barlow, Samuel Zemsky, K.H. Trustees Ltd., Seth Altholz and Shelly Abrahami dated July 17, 1995

10.19             Share Purchase Agreement dated July 21, 1995 by and among the
                  Company, Ziff-Davis Verlag GmbH and Helmut Kunkel(8)

10.20             Earn-Out Agreement dated July 21, 1995 by and between the
                  Company and Helmut Kunkel(8)

11.1              Statement re: Computation of Per Share Earnings

--------------------

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

(2) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

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

(8) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 21 1995.

(b)      REPORTS ON FORM 8-K

         The registrant filed a report on Form 8-K dated June 9, 1995 reporting the filing of a registration statement for a public offering of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SOFTKEY INTERNATIONAL INC.

August 14, 1995

                              /s/ R. Scott Murray
                           -------------------------------------------
                           R. Scott Murray
                           Chief Financial Officer
                           (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                                    PAGE
NUMBER                                      DESCRIPTION                                   Number
------                                      -----------                                   ------
    2.1           Amended and Restated Combination Agreement by and among
                  WordStar International Incorporated, SoftKey Software Products
                  Inc., Spinnaker Software Corporation and SSC Acquisition
                  Corporation dated as of August 17, 1993, as amended(1)

    3.1           Restated Certificate of Incorporation, as amended

    3.2           Bylaws of the Company, as amended(2)

   10.1 SoftKey Product Agreement dated April 6, 1994 by and between the Company and R.R. Donnelley & Sons Company(3)

   10.2           Employment Agreement dated May 27, 1994 by and between the
                  Company and Michael Perik(4)

   10.3           Employment Agreement dated May 27, 1994 by and between the
                  Company and Kevin O'Leary(4)

   10.4           Employment Agreement dated February 1, 1994 by and between the
                  Company and R. Scott Murray(3)

   10.5           Employment Agreement dated October 8, 1993 by and between
                  SoftKey Software Products Inc. and David E. Patrick(2)

   10.6           1991 Employee Payroll Stock Purchase Plan(5)

   10.7           1994 Non-Employee Director Stock Option Plan(2)

   10.8           Employment Agreement dated September 15, 1993 by and between
                  WordStar International Incorporated and Edward Sattizahn(4)

   10.9           Employment Agreement dated June 20, 1994 by and between the
                  Company and Neal S. Winneg(4)

   10.10          Credit Agreement dated as of September 30, 1994 between
                  SoftKey Inc. and Fleet Bank of Massachusetts, N.A.(6)

   10.11          Employment Agreement dated March 1, 1994 by and between
                  SoftKey Software Products Inc. and Robert Gagnon(2)

   10.12          Amendment No. 1 dated as of March 1, 1995, to Employment
                  Agreement dated as of February 1, 1994 by and between R. Scott
                  Murray and the Company(3)

   10.13 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc.(2)

   10.14 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation
                  #1.(2)

   10.15 1990 Long Term Equity Incentive Plan, as amended and restated through June 2, 1995.

   10.16          1982 Employee and Consultant Stock Option and Purchase Plan(7)

   10.17          Amendment dated as of May 17, 1995 by and between SoftKey Inc.
                  and Fleet Bank of Massachusetts, N.A., to Credit Agreement dated as of September 30, 1994.

   10.18          Stock Purchase Agreement by and between SoftKey International
                  Inc., Flextech Holdings Pte Ltd,Harry Fox, Joseph Abrams, Sol
                  Rosenberg, Mathew Barlow, Samuel Zemsky, K.H. Trustees Ltd.,
                  Seth Altholz and Shelly Abrahami dated July 17, 1995

   10.19          Share Purchase Agreement dated July 21, 1995 by and among the
                  Company, Ziff-Davis Verlag GmbH and Helmut Kunkel(8)

   10.20          Earn-Out Agreement dated July 21, 1995 by and between the
                  Company and Helmut Kunkel(8)

   11.1           Statement re: Computation of Per Share Earnings

--------------------

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

(2) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

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

(8) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 21, 1995.