Form 10-Q
period 1995-09-30
SOFTKEY INTERNATIONAL INC
filed 1995-11-14
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995


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

                                 (617) 494-1200
              (Registrant's Telephone Number, Including Area Code)

   Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                             ---   ---
   As of October 27, 1995, there were 25,152,779 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                           SOFTKEY INTERNATIONAL INC.
                                TABLE OF CONTENTS

                         Part I - Financial Information

                                                                            Page
                                                                            ----
   ITEM 1. Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at
           September 30, 1995 and December 31, 1994 . . . . . . . . . . .     3

           Condensed Consolidated Statements of
           Operations for the Three and Nine Months
           Ended September 30, 1995 and 1994  . . . . . . . . . . . . . .     4

           Condensed Consolidated Statements of
           Cash Flows for the Nine Months
           Ended September 30, 1995 and 1994  . . . . . . . . . . . . . .     5

           Notes to Condensed Consolidated Financial Statements . . . . .     6

   ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . .     9

                           Part II - Other Information

   ITEM 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .    14

   ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    14

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                           SOFTKEY INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         September 30,  December 31,
                                                            1995           1994
                                                            ----           ----
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $ 87,103       $ 12,205
Accounts receivable (less allowances for returns
  and doubtful accounts of $8,292 and $6,744
  respectively)                                              28,410         16,745
Inventories                                                  13,732          9,795
Other current assets                                         12,176          8,247
                                                           --------       --------
                                                            141,421         46,992

Property and equipment, net                                  14,181          9,325
Goodwill, net                                                57,458         32,051
Other assets                                                  5,359          2,447
                                                           --------       --------
                                                           $218,419       $ 90,815
                                                           ========       ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                   $ 31,139       $ 29,455
Current portion of long-term obligations                      7,214          2,016
                                                           --------       --------
                                                             38,353         31,471

Long-term obligations                                         4,378         17,536

Deferred income taxes                                         4,339          4,323
                                                           --------       --------
                                                             47,070         53,330

STOCKHOLDERS' EQUITY                                        171,349         37,485
                                                           --------       --------
                                                           $218,419       $ 90,815
                                                           ========       ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                           Three Months Ended             Nine Months Ended
                                              September 30                  September 30
                                              ------------                  ------------
                                         1995            1994            1995            1994
                                         ----            ----            ----            ----
REVENUES                            $     41,579    $     28,029    $    119,408    $     90,123

COST OF REVENUES                          12,656           8,318          38,563          30,065
                                    ------------    ------------    ------------    ------------

GROSS MARGIN                              28,923          19,711          80,845          60,058

OPERATING EXPENSES:
     Sales, marketing and support          9,425           6,854          27,570          19,794
     General and administrative            5,929           5,572          18,284          16,687
     Research and development              3,097           1,608           8,764           4,916
                                    ------------    ------------    ------------    ------------
                                          18,451          14,034          54,618          41,397
                                    ------------    ------------    ------------    ------------

OPERATING INCOME                          10,472           5,677          26,227          18,661

OTHER INCOME (EXPENSE), net                1,274            (626)            517            (313)
                                    ------------    ------------    ------------    ------------

INCOME BEFORE TAXES                       11,746           5,051          26,744          18,348

PROVISION FOR INCOME TAXES                 1,703           1,010           3,906           4,061
                                    ------------    ------------    ------------    ------------

NET INCOME                          $     10,043    $      4,041    $     22,838    $     14,287
                                    ============    ============    ============    ============


NET INCOME PER SHARE                $       0.36    $       0.21    $       0.83    $       0.74

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                    28,266,000      20,850,000      27,447,000      20,355,000

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                       -------------
                                                                     1995         1994
                                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                   $  22,838    $  14,287
     Adjustments to reconcile net income to net cash used for
     operating activities:
     Depreciation and amortization                                    7,938        2,510
     Changes in operating assets and liabilities:
          Accounts receivable                                       (12,135)        (907)
          Accounts payable and accruals                              (1,841)     (18,707)
          Other                                                     (17,768)      (4,204)
                                                                  ---------    ---------
                                                                       (968)      (7,021)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                             (23,325)          --
     Purchase of fixed assets, net                                   (9,027)      (2,175)
     Other                                                           (1,706)        (850)
                                                                  ---------    ---------
                                                                    (34,058)      (3,025)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases and long-term debt        (310)          (5)
     Issuance of common stock, net                                  113,996        6,147
     Proceeds from (repayment of) lines of credit                    (4,666)       5,000
     Redemption of series B preferred stock                              --       (4,660)
     Repayment of convertible note                                       --         (500)
                                                                  ---------    ---------
                                                                    109,020        5,982
                                                                  ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 904         (187)
                                                                  ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              74,898       (4,251)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       12,205       22,797
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  87,103    $  18,546
                                                                  =========    =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results for the entire year ending December 31, 1995.

The third quarter reporting period for 1995 ended on September 30, 1995 and the third quarter reporting period for 1994 ended on October 1, 1994. For clarity of presentation and comparison, the periods from January 1, 1995 to September 30, 1995 and from January 2, 1994 to October 1, 1994 are referred to as the "Nine Months Ended September 30, 1995" and "Nine Months Ended September 30, 1994" respectively, throughout these financial statements.

On August 31, 1995, the Company acquired all of the issued and outstanding capital stock of Future Vision Holding, Inc. ("Future Vision"), a multimedia software company, in exchange for the issuance of 1,088,149 shares of common stock, par value $.01 per share, of the Company ("Common Stock"). The results for the Nine Months Ended September 30, 1995 reflect the pooling-of-interest accounting treatment of the transaction. The financial statements for periods prior to the Nine Months ended September 30, 1995 do not include amounts for this acquisition as they were deemed to be immaterial.

Summarized results of operations for the period prior to the consummation of the transaction, which is the Six Months Ended June 30, 1995, on a separate company and combined basis are as follows (in thousands):

                                SoftKey         FutureVision      Combined
                                -------         ------------      --------
Revenues                        $74,721            $3,108         $77,829
Operating income (loss)          21,779            (6,024)         15,755
Net income (loss)                17,973            (5,178)         12,795

2. GOODWILL

Goodwill represents the excess of purchase price over fair market value of identifiable assets acquired. The Company evaluates the carrying value of goodwill for possible impairment on a quarterly basis. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at September 30, 1995.

3. LONG-TERM OBLIGATIONS

                                               September 30, 1995       December 31, 1994
                                               ------------------       -----------------
Revolving lines of credit                        $     --                   $ 7,700
Long term debt                                      3,034                        --
Related party debt                                  3,003                     2,123
Capital leases                                      2,024                     2,411
Accrued minimum royalties                              --                     2,415
Other                                               3,531                     4,903
                                                 --------                   -------
                                                   11,592                    19,552
Less: current portion                              (7,214)                   (2,016)
                                                 --------                   -------
                                                 $  4,378                   $17,536
                                                 ========                   =======


4. INVENTORIES

   Inventories consist primarily of finished goods at September 30, 1995 and December 31, 1994.

5. MERGERS AND ACQUISITIONS

Acquisition of tewi Verlag GmbH

On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi"), a publisher and distributor of CD-ROM software and computer-related books, located in Munich, Germany. The purchase price was settled by a combination of cash and issuance of Common Stock. The Company issued 99,045 shares of Common Stock with a market value at the time of issuance of $3,640 and may issue additional shares of Common Stock to a former shareholder of tewi pursuant to an earn-out agreement. The Company also paid cash consideration of $12,688 for all of the share capital of tewi. The transaction has been accounted for using the purchase method of accounting.

The purchase price was allocated as follows:

      Goodwill                                                          $19,699
      Less:  net liabilities                                             (2,783)
                                                                        -------
      Stock issued and cash paid, including transaction costs           $16,916
                                                                        =======

The amortization of goodwill resulting from the purchase is being amortized over its estimated useful life of 20 years on a straight-line basis.

Summarized combined results of operations for the Nine Months Ended September 30, 1995 and the Nine Months Ended September 30, 1994 are shown as if the transaction had occurred at the beginning of the period presented.

                          Nine Months Ended September 30, 1995       Nine Months Ended September 30, 1994
                          ------------------------------------       ------------------------------------
                            SoftKey       tewi      Combined           SoftKey       tewi      Combined
                            -------       ----      --------           -------       ----      --------
Revenues                   $119,408     $ 3,720     $123,128           $90,123      $7,137      $97,260
Operating income (loss)      26,227      (3,589)      22,638            18,661        (263)      18,398
Net income                   22,838      (3,643)      19,195            14,287        (321)      13,966
Net income per share           0.83          --         0.69              0.74          --         0.72

6. COMPUTATION OF EARNINGS PER SHARE

Net income per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible debentures and notes, convertible Series A and Series B preferred stock in the Nine Months Ended September 30, 1994 and stock options, warrants and other securities convertible into Common Stock using the treasury stock method in both reporting periods. The computations do not include common stock equivalents where the effect would not be dilutive. Primary earnings per share computations do not materially differ from fully diluted earnings per share.

7. REDEMPTION OF WARRANTS

On July 31, 1995, the Company announced that it would redeem all of its 2,925,000 publicly traded warrants for $0.10 per warrant on August 31, 1995 in accordance with the terms and conditions of the warrants. As of September 30, 1995, holders of such warrants received in exchange for the warrants an aggregate of 289,959 shares of Common Stock. The remaining 25,410 warrants were redeemed by the Company.

8. COMMITMENTS AND CONTINGENCIES

Competition Act Inquiry (Canada)

On June 10, 1994, the Director of Investigation and Research under the Competition Act (Canada) (the "Act") commenced an inquiry in Canada under the non-criminal, reviewable practices provisions of the Act with respect to the activities of SoftKey Software Products Inc. ("SoftKey Software") in the tax preparation software business in Canada. On June 28, 1994, a court order requiring SoftKey Software, along with other companies in the Canadian tax preparation software business, to produce certain documents and information with respect to the Canadian tax preparation software industry was issued by the Federal Court of Canada Trial Division. SoftKey Software has had discussions with the staff of the Canadian Bureau of Competition Policy and is currently cooperating to provide the documents and information specified in the order. At this time, no formal application has been made seeking remedy under the Act. Management does not currently expect that the outcome of this inquiry will have a material adverse effect on the Company.

Other Litigation

The Company is involved in various legal proceedings involving copyrights, breach of contract and various other claims incident to the conduct of its business. Management does not expect the Company to suffer any material liability by reason of such actions.

9. SUBSEQUENT EVENTS

(a) On October 23, 1995, the Company announced that it had completed a private offering of $350,000 principal amount 5 1/2% Senior Convertible Notes due 2000. The Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices and are convertible into Common Stock at a price of $53 per share.

(b) On October 30, 1995, the Company announced it had entered into a definitive merger agreement in which it will acquire the Minnesota Educational Computing Corporation ("MECC"), a publisher and distributor of high-quality educational software for children, in a merger valued at approximately $370 million. The transaction will be accounted for as a purchase. The closing of the transaction is subject to certain conditions, including stockholder approval, effectiveness of the registration statement for the Common Stock to be issued in the merger and expiration of applicable waiting periods under premerger notification regulations.

(c) On October 30, 1995, the Company announced that through its wholly owned subsidiary, Kidsco Inc., it had commenced a cash tender offer of $65 per share for 4,642,507 shares of The Learning Company, representing a majority of The Learning Company's outstanding common stock on a fully diluted basis. The offer is the first step in a proposed two-step acquisition of The Learning Company by the Company. In the second step, the remaining shares of The Learning Company common stock not owned by the Company would be converted into Common Stock having the value, based on trading prices shortly prior to the merger, of $65 per share, subject to a maximum exchange ratio of 1.8571 shares of Common Stock per share of The Learning Company common stock. The Learning Company has approximately 9.3 million shares outstanding on a fully diluted basis, giving the transaction a total value of approximately $606 million. The Company's offer expires on November 29, 1995 and is subject to a number of conditions. A more full description of the Company's offer and the proposed second-step merger transaction is included in the Company's Schedule 14D-1, filed with the Securities and Exchange Commission on October 30, 1995, as amended. The transaction, if completed, is expected to be accounted for as a purchase.

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

RESULTS OF OPERATIONS

   NET INCOME. The Company generated net income of $10,043 ($0.36 per fully diluted share) on revenues of $41,579 in Third Quarter 1995 and net income of $22,838 ($0.83 per fully diluted share) on revenues of $119,408 in the Nine Months Ended September 30, 1995 as compared to net income of $4,041 ($0.21 per fully diluted share) on revenues of $28,029 in Third Quarter 1994 and net income of $14,287 ($0.74 per fully diluted share) on revenues of $90,123 in the Nine Months Ended September 30, 1994. The increase in both the Third Quarter 1995 as compared to the Third Quarter 1994 and in the Nine Months Ended September 30, 1995 as compared to the Nine Months Ended September 30, 1994 is a result of several factors, including increases in revenues and gross margins, reductions in certain operating expenses as a percentage of revenue and the introduction of new product offerings.

On August 31, 1995, the Company acquired all of the issued and outstanding capital stock of Future Vision Holding, Inc. ("Future Vision") in exchange for the issuance of 1,088,149 shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"). The results for the Nine Months Ended September 30, 1995 have been restated to reflect the pooling-of-interest accounting treatment of the transaction. The financial statements for periods prior to the Nine Months Ended September 30, 1995 do not include amounts for this acquisition as they were deemed to be immaterial.

   REVENUES. Revenues by distribution channel for the Third Quarter 1995 as compared to the Third Quarter 1994 and for the Nine Months Ended September 30, 1995 as compared to the Nine Months Ended September 30, 1994 are as follows:

                                Three Months Ended September 30,          Nine Months Ended September 30,
                                --------------------------------          -------------------------------
                                 1995      %         1994       %          1995       %        1994      %
                                 ----      -         ----       -          ----       -        ----      -
Retail                        $20,430      49     $12,416       44     $ 53,038       45    $32,392      36
OEM                             6,471      16       4,714       17       14,341       12     11,660      13
Catalog                            --      --          --       --           --       --      3,176       3
Direct response                 6,190      15       5,041       18       19,569       16     12,231      14
International                   7,115      17       3,114       11       15,617       13      8,922      10
Tax software and services       1,373       3         975        4       16,843       14     16,804      19
Lansa software                     --      --       1,769        6           --       --      4,938       5
                              -------    ---      -------     ---      --------     ---     -------    ---
                              $41,579    100%     $28,029     100%     $119,408     100%    $90,123    100%
                              =======    ===      =======     ===      ========     ===     =======    ===

Total revenues increased 48% in Third Quarter 1995 over Third Quarter 1994 and 32% for the Nine Months Ended September 30, 1995 over the Nine Months Ended September 30, 1994, in both cases due to several factors. Growth in the retail channel resulted from new product offerings and from an increased number of retail distribution outlets carrying the Company's products; international sales increased primarily as a result of the acquisition of tewi Verlag

GmbH ("tewi") on July 21, 1995 and the increased availability of additional translated foreign language versions of English language products and the continued shift to Windows-based applications on CD-ROM; original equipment manufacturer ("OEM") revenues increased due to the availability of new product offerings appropriate for this channel arising from the acquisition of Future Vision; direct response revenues increased as a result of an increase in the frequency of product mailings and growth in the number of registered product end users. Revenues for the Nine Months Ended September 30, 1994 include $3,176 of revenues from the Company's Power Up catalog operation, which was closed in 1994. Revenues from the Third Quarter 1994 and from the Nine Months Ended September 30, 1994 also include $1,769 and $4,938, respectively, of revenues from the Company's subsidiary, Lansa USA, Inc. ("Lansa"), which was sold by the Company on September 30, 1994.

   COST OF REVENUES. Cost of revenues includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, cost of revenues includes royalties paid to third-party developers, inventory obsolescence reserves and amortization of capitalized software development costs. Gross margins for the Third Quarter 1995 were consistent with the margins for the Third Quarter 1994 at 70%. Gross margins increased in the Nine Months Ended September 30, 1995 to 68% compared to 67% in the Nine Months Ended September 30, 1994 primarily because of the continuing shift in 1995 toward CD-ROM based sales.

   OPERATING EXPENSES. The Company's operating expenses and the respective percentages of revenues for Third Quarter 1995 as compared to Third Quarter 1994 and for the Nine Months Ended September 30, 1995 as compared to the Nine Months Ended September 30, 1994 are as follows:

                                     Three Months Ended September 30,             Nine Months Ended September 30,
                                     --------------------------------             -------------------------------
                                            % of                   % of                  % of                   % of
                                   1995   Revenues       1994    Revenues       1995   Revenues        1994   Revenues
                                   ----   --------       ----    --------       ----   --------        ----   --------
Sales, marketing and support     $9,425        23%     $6,854         24%    $27,570        23%     $19,794        22%
General and administrative        5,929        14%      5,572         20%     18,284        15%      16,687        19%
Research and Development          3,097         7%      1,608          6%      8,764         7%       4,916         5%
                                -------        --     -------         --     -------        --      -------        --
                                $18,451        44%    $14,034         50%    $54,618        45%     $41,397        46%
                                =======        ==     =======         ==     =======        ==      =======        ==

Total operating expenses decreased as a percentage of revenues to 44% and 45% in Third Quarter 1995 and in the Nine Months Ended September 30, 1995, respectively, compared with 50% and 46% in Third Quarter 1994 and in the Nine Months Ended September 30, 1994, respectively. The decrease in both periods is primarily the result of reductions in operating infrastructure since the Three-Party Combination, closures of the Power Up catalog operations and the sale of Lansa.

Sales, marketing and support expenses decreased to 23% of revenues in Third Quarter 1995 compared to 24% of revenues in Third Quarter 1994. The decrease in these expenses as a percentage of revenues is attributable primarily to the overall revenue growth of the Company. These expenses increased in the Nine Months Ended September 30, 1995 to 23% of revenues compared to 22% of revenues in the Nine Months Ended September 30, 1994. The increase in these expenses as a percentage of revenues is attributable to higher sales and marketing costs of Future Vision.

General and administrative expenses decreased to 14% and 15% of revenues in Third Quarter 1995 and in the Nine Months Ended September 30, 1995, respectively, compared to 20% and 19% of revenues in Third Quarter 1994 and in the Nine Months Ended September 30, 1994, respectively. The decrease in both periods is principally attributable to a reduction in the number of employees as a result of closure of the Power Up catalog operation and facilities in Barbados and Marina del Rey, California and the sale of Lansa.

Research and development costs increased to 7% of revenues in both the Third Quarter 1995 and in the Nine Months Ended September 30, 1995, compared to 6% of revenues in the Third Quarter 1994 and 5% in the Nine Months Ended September 30, 1994. The increase in both periods is primarily the result of the development and introduction to the market of a number of new product offerings which have been developed and introduced to the market in 1995 as compared to 1994 including development of Windows95 platform based software titles.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $12,205 at December 31, 1994 to $87,103 at September 30, 1995. This increase is attributable primarily to the issuance of 2,713,106 shares of Common Stock in an underwritten public offering which generated net proceeds of $74,434 to the Company, cash generated from operations and cash received from the exercise of employee stock options.

On October 23, 1995, the Company announced that it had completed a private offering of $350,000 principal amount 5 1/2% Senior Convertible Notes due 2000 (The Senior Convertible Notes). The Senior Convertible Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices.

On September 30, 1994, SoftKey Inc., a wholly owned subsidiary of the Company, amended its revolving line of credit (the "Line"), as amended on May 17, 1995, to provide for a maximum availability of $20,000, subject to eligible accounts receivable limits. Borrowings under the Line become due on July 1, 1997 and bear interest at the prime rate. The Line is subject to certain financial covenants, is secured by a general security interest in the assets of SoftKey Inc. and certain other subsidiaries of the Company and is guaranteed by the Company. There were no amounts drawn on the Line at September 30, 1995.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U. S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries. The Company also conducts its tax software business in Canada, which has experienced foreign currency exchange rate fluctuation. In order to mitigate this exposure, from time to time the Company has purchased foreign exchange option contracts, none of which are outstanding at this time. The Company believes that its existing cash is sufficient to meet its current and planned requirements for the foreseeable future.

On October 30, 1995, the Company announced a $65 cash tender offer for 4,642,507 shares of The Learning Company common stock. The cash component of the offer is currently valued at approximately $302,000. If successful, the Company expects to use a portion of the proceeds from the private offering of Senior Convertible Notes to pay for the tender offer and transaction costs.

Cash flow from operations on a short-term basis is positively impacted by the seasonality of the income tax software business in the first two quarters of the calendar year. At the present time, the Company expects that its cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer-term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer market. The Company is continuously evaluating products and technologies for acquisitions, however, no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time.

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

(a)    EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
------           -----------

2.1              Amended and Restated Combination Agreement by and among
                 WordStar International Incorporated, SoftKey Software Products
                 Inc., Spinnaker Software Corporation and SSC Acquisition
                 Corporation dated as of August 17, 1993, as amended(1)

3.1              Restated Certificate of Incorporation, as amended(2)

3.2              Bylaws of the Company, as amended(3)

10.1 SoftKey Product Agreement dated April 6, 1994 by and between the Company and R.R. Donnelley & Sons Company(4)

10.2             Employment Agreement dated May 27, 1994 by and between the
                 Company and Michael Perik(5)

10.3             Employment Agreement dated May 27, 1994 by and between the
                 Company and Kevin O'Leary(5)

10.4             Employment Agreement dated February 1, 1994 by and between the
                 Company and R. Scott Murray(4)

10.5             Employment Agreement dated October 8, 1993 by and between
                 SoftKey Software Products Inc. and David E. Patrick(3)

10.6             1991 Employee Payroll Stock Purchase Plan(4)

10.7             1994 Non-Employee Director Stock Option Plan(3)


10.8             Employment Agreement dated September 15, 1993 by and between
                 WordStar International Incorporated and Edward Sattizahn(5)

10.9             Employment Agreement dated June 20, 1994 by and between the
                 Company and Neal S. Winneg(5)

10.10            Credit Agreement dated as of September 30, 1994 between SoftKey
                 Inc. and Fleet Bank of Massachusetts, N.A.(7)

10.11            Employment Agreement dated March 1, 1994 by and between SoftKey
                 Software Products Inc. and Robert Gagnon(3)

10.12            Amendment No. 1 dated as of March 1, 1995, to Employment
                 Agreement dated as of February 1, 1994 by and between R. Scott
                 Murray and the Company(4)

10.13 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc.(3)

10.14            Continuing Guaranty of Lease dated as of January 5, 1995 by the
                 Company in favor of Mellon Financial Services Corporation
                 #1.(3)

10.15 1990 Long Term Equity Incentive Plan, as amended and restated through June 2, 1995.(2)

10.16            1982 Employee and Consultant Stock Option and Purchase Plan(8)

10.17            Amendment dated as of May 17, 1995 by and between SoftKey Inc.
                 and Fleet Bank of Massachusetts, N.A., to Credit Agreement dated as of September 30, 1994.(2)

10.18            Stock Purchase Agreement by and among the Company, Flextech
                 Holdings Pte Ltd, Harry Fox, Joseph Abrams, Sol Rosenberg,
                 Mathew Barlow, Samuel Zemsky, K.H. Trustees Ltd., Seth Altholz and Shelly Abrahami dated July 17, 1995(2)

10.19            Share Purchase Agreement dated July 21, 1995 by and among the
                 Company, Ziff-Davis Verlag GmbH and Helmut Kunkel(9)

10.20            Earn-Out Agreement dated July 21, 1995 by and between the
                 Company and Helmut Kunkel(9)

10.21 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2%
                 Senior Convertible Notes due 2000.

10.22            Agreement and Plan of Merger by and among the Company, SchoolCo
                 Inc. and Minnesota Educational Computing Corporation (MECC) dated as of October 30, 1995.

11.1             Statement re: Computation of Per Share Earnings

--------------------

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995.

(3) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994.

(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Transition period ended September 30, 1992.

(7) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994.

(8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

(9) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 21, 1995.


(b)    REPORTS ON FORM 8-K

       The registrant filed a current report on Form 8-K reporting the acquisition of tewi Verlag GmbH on July 21, 1995, as amended by Form 8-K/A filed October 4, 1995. The registrant also filed a current report on Form 8-K reporting the acquisition of Future Vision Holding, Inc. on August 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SOFTKEY INTERNATIONAL INC.

November 14, 1995

                                    /s/ R. Scott Murray
                                    --------------------------------------------
                                    R. Scott Murray
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

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

 3.1             Restated Certificate of Incorporation, as amended(2)

 3.2             Bylaws of the Company, as amended(3)

10.1 SoftKey Product Agreement dated April 6, 1994 by and between the Company and R.R. Donnelley & Sons Company(4)

10.2             Employment Agreement dated May 27, 1994 by and between the
                 Company and Michael Perik(5)

10.3             Employment Agreement dated May 27, 1994 by and between the
                 Company and Kevin O'Leary(5)

10.4             Employment Agreement dated February 1, 1994 by and between the
                 Company and R. Scott Murray(4)

10.5             Employment Agreement dated October 8, 1993 by and between
                 SoftKey Software Products Inc. and David E. Patrick(3)

10.6             1991 Employee Payroll Stock Purchase Plan(4)

10.7             1994 Non-Employee Director Stock Option Plan(3)

10.8             Employment Agreement dated September 15, 1993 by and between
                 WordStar International Incorporated and Edward Sattizahn(5)

10.9             Employment Agreement dated June 20, 1994 by and between the
                 Company and Neal S. Winneg(5)

10.10            Credit Agreement dated as of September 30, 1994 between SoftKey
                 Inc. and Fleet Bank of Massachusetts, N.A.(7)

10.11            Employment Agreement dated March 1, 1994 by and between SoftKey
                 Software Products Inc. and Robert Gagnon(3)

10.12            Amendment No. 1 dated as of March 1, 1995, to Employment
                 Agreement dated as of February 1, 1994 by and between R. Scott
                 Murray and the Company(4)

10.13 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc.(3)

10.14            Continuing Guaranty of Lease dated as of January 5, 1995 by the
                 Company in favor of Mellon Financial Services Corporation
                 #1.(3)

10.15 1990 Long Term Equity Incentive Plan, as amended and restated through June 2, 1995.(2)

10.16            1982 Employee and Consultant Stock Option and Purchase Plan(8)

10.17            Amendment dated as of May 17, 1995 by and between SoftKey Inc.
                 and Fleet Bank of Massachusetts, N.A., to Credit Agreement dated as of September 30, 1994.(2)

10.18            Stock Purchase Agreement by and between SoftKey International
                 Inc., Flextech Holdings Pte Ltd, Harry Fox, Joseph Abrams, Sol
                 Rosenberg, Mathew Barlow, Samuel Zemsky, K.H. Trustees Ltd.,
                 Seth Altholz and Shelly Abrahami dated July 17, 1995(2)

10.19            Share Purchase Agreement dated July 21, 1995 by and among the
                 Company, Ziff-Davis Verlag GmbH and Helmut Kunkel(9)

10.20            Earn-Out Agreement dated July 21, 1995 by and between the
                 Company and Helmut Kunkel(9)

10.21 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2%
                 Senior Convertible Notes due 2000.

10.22            Agreement and Plan of Merger by and among the Company, SchoolCo
                 Inc. and Minnesota Educational Computing Corporation (MECC) dated as of October 30, 1995.

11.1             Statement re: Computation of Per Share Earnings

--------------------

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995.

(3) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994.

(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Transition period ended September 30, 1992.

(7) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994.

(8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

(9) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 21, 1995.