Form 10-K
period 1996-01-06
SOFTKEY INTERNATIONAL INC
filed 1996-04-05
CIK 719612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       __
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 6, 1996.

                        Commission file number : 0-13069

                           SOFTKEY INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         94-2562108
(State or other jurisdiction of incorporation)               (I.R.S. Employer
                                                             Identification No.)

   ONE ATHENAEUM STREET
   CAMBRIDGE, MASSACHUSETTS                                             02142
   (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (617) 494-1200

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                    5 1/2% Senior Convertible Notes Due 2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes   X ___    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 1, 1996 was approximately $591,137,488. As of March 1, 1996, 31,633,774 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders expected to be held in May 1996 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

1.       Business                                                             1

2.       Properties                                                          11

3.       Legal Proceedings                                                   12

4.       Submission of Matters to a Vote of Security Holders                 12


                                     PART II

5.       Market for the Registrant's Common Stock
         and Related Stockholder Matters                                     12

6.       Selected Financial Data                                             13

7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14

8.       Consolidated Financial Statements and Supplementary Data            27

9.       Changes in and Disagreements with Accountants                       57



                                    PART III

10.      Directors and Executive Officers of the Registrant                  58

11.      Executive Compensation                                              58

12.      Security Ownership of Certain Beneficial Owners and Management      58

13.      Certain Relationships and Related Transactions                      58

                                     PART IV

14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K      59

         Signatures                                                          64

PART I

ITEM 1.      BUSINESS

SoftKey International Inc. ("SoftKey" or the "Company") is a developer and publisher of high quality consumer software for personal computers ("PCs"), primarily produced on CD-ROM. The Company currently offers over 500 software titles in consumer-oriented categories, including education, lifestyle, edutainment, reference, productivity and, to a lesser extent, entertainment in North America. The Company distributes additional products internationally. The Company's Premium products include titles such as: Calendar Creator Plus, Infopedia, SPORTS ILLUSTRATED(R) Swimsuit Calendar, Time Almanac, BodyWorks(R) 4.0, The American Heritage(R) Talking Dictionary, Leonardo -- the Inventor(TM), PC Paintbrush(R), Key 3D Design Center(TM) and Compton's Interactive Encyclopedia(TM). The Company also publishes lower priced boxed products under the "Key" brand and a line of jewel-case only products under the "Platinum" brand. As a result of the Company's recent acquisition of The Learning Company, the Company added a number of educational products, classified into several product "families," to its offerings, including those in The Learning Company's "Rabbit" family (including the Reader Rabbit series), "Treasure" family, "Super Solvers" family, "Writing Tools" family, "College Prep" family and the "Foreign Languages" family. The Company publishes school editions of a number of these products.

SoftKey's strategy is to develop, license and acquire a broad range of high quality software products with significant unit-volume potential and to continuously introduce these new products through a wide variety of established and emerging distribution channels worldwide, including retail channels, direct mail, original equipment manufacturers ("OEMs") and school channels. Other key elements of this strategy include focusing on consumer software that is broadly distributed to the consumer market at multiple price points, building strong relationships with the retail channel, acquiring complementary products, technologies and businesses and enhancing brand awareness and customer loyalty.

The Company was created through a combination of three corporations (the "Three-Party Combination"). On February 4, 1994, the Company, which was then known as WordStar International Incorporated ("WordStar"), completed a three-way business combination with SoftKey Software Products Inc. ("Former SoftKey") and Spinnaker Software Corporation ("Spinnaker"). Effective February 4, 1994, the Company changed its name to SoftKey International Inc.

RECENT ACQUISITIONS

The Company has a history of acquiring companies in order to broaden its product lines and geographic sales channels. In 1995, the Company's acquisitions included, among others, The Learning Company, a publisher of educational software, Compton's NewMedia, Inc. and Compton's Learning Company (collectively, "Compton's"), publishers of educational software and encyclopedia products (two former wholly owned subsidiaries of Tribune Company), tewi Verlag GmbH ("tewi"), a German publisher and distributor of CD-ROM software and computer-related books and Future Vision Holding, Inc. ("Future Vision"), a multimedia software company.

Additionally, the Company has entered into a definitive merger agreement to acquire Minnesota Educational Computing Corporation (MECC) ("MECC"), a publisher and distributor of high quality educational software for children. The closing of this transaction is subject to a number of conditions and approvals, including the approval of the stockholders of MECC and the Company. There can be no assurance that this transaction will be consummated.

The Company's acquisition of The Learning Company and proposed acquisition of MECC, which together would make it the largest educational software company in the United States based on sales, represent a new product-content focus for the Company's business in the education area. The Company believes this new focus will likely result in, among other things, significant investments by the Company in product planning and research and development, which The Company anticipates will be funded by cash generated from operations and a higher degree of product acceptance risk. In order for the Company to sell a sufficient volume of products to offset the increased costs associated with the development of educational software products, SoftKey currently plans to continue its strategy of extending product lines by offering multiple titles at various price points (including offering full-featured educational products in its Premium product line) based on a common source code and to further expand its existing distribution channels.

The Company is incorporated in Delaware. Its principal executive offices are located at One Athenaeum Street, Cambridge, Massachusetts 02142, and its telephone number is (617) 494-1200. "SoftKey" and all of the Company's logos and product names are trademarks of the Company.

INDUSTRY BACKGROUND

The consumer software market has grown significantly over the past few years as a result of several major trends. These trends include: the increasing installed base of PCs in the home, the improved multimedia capabilities of PCs and the increasing demand for a greater number of high quality, value-priced software applications in order to take full advantage of these multimedia capabilities. In addition, consumers are exposed to software purchase opportunities from a wide variety of sources and with increased frequency.

Declining prices, improved performance, expanded memory and enhanced multimedia capabilities have been the main drivers of growth of the consumer software market. Current multimedia capabilities are facilitated by CD-ROM technology (which permits increased data storage and faster data access than is possible with traditional magnetic media diskettes) and include enhanced graphics, video and sound, greater interactivity and richer content. These capabilities are particularly relevant to the lifestyle, entertainment, education and edutainment segments of the consumer software market, as specific software purchases within these segments are largely driven by their content, appearance and degree of interactivity.

The Company believes, based on its knowledge of and experience in the PC software industry, that while home PCs historically have served as a productivity tool which employed a few applications such as word processing and spreadsheets, multimedia PC owners increasingly will use multimedia PCs as general purpose tools and as a source of home entertainment capable of a broad range of functionality. This functionality includes traditional and new productivity applications as well as reference, creativity, entertainment and communication applications. In order to take advantage of this broad range of functionality, the Company, based on its knowledge of and experience in the PC software industry, believes that multimedia PC users are purchasing more software products than traditional PC users. The increasing installed base of multimedia PCs, together with the advanced multimedia capabilities and increased functionality of these PCs, have both allowed and motivated software developers to produce, and consumers to use, more engaging software which fully exploits the improved functionality of multimedia PCs.

The increased demand by individual consumers for a larger, broader selection of high quality software applications has resulted in a strong demand for products at multiple price points. In particular, demand for software products in the lifestyle, reference, entertainment and education categories has been significant. This demand for more and varied software at lower price points is changing the nature of the typical consumer software purchase. While consumers historically purchased few applications and generally did so only with significant forethought and analysis, the Company believes that due to lower pricing and a broader range of potential applications more consumers today are purchasing a variety of value-priced software products on an impulse basis, similar to that which drives the purchase of music CDs.

The demand for a large number and broad spectrum of value-priced software products is also having significant impact on consumer software distribution. The distribution of consumer software has expanded beyond traditional software retailers and computer stores to include general mass merchandisers, book stores, grocery stores and drug stores. As this trend continues, it will become increasingly important for software developers and publishers to create significant brand name recognition, establish strong retail relationships and consistently publish value-oriented, high-quality software.

STRATEGY

SoftKey's objective is to be the leading worldwide provider of value-priced, high-quality consumer software. Accordingly, SoftKey's strategy is to develop, license and acquire a broad range of quality software products with significant unit-volume potential at the lowest possible cost and to continuously introduce these new products through a wide variety of established and emerging distribution channels worldwide, including retail, direct mail, OEM and school channels. Key elements of this strategy include:

Focusing on High-Growth Consumer Software Categories. The Company believes that based on its observance of trends in the consumer software industry the lifestyle, entertainment and education based products will continue to experience a high rate of annual unit volume and revenue growth. SoftKey intends to continue to concentrate its publishing and development efforts primarily on these categories in order to further solidify its established position in these segments and fully exploit these segments of the consumer software market.

Broadly Distributing to the Consumer Market at Various Price Points. The Company believes that actively managing a broad distribution strategy and offering quality products across a variety of price points will maximize consumers' exposure to, and potential purchases of SoftKey's products. The Company markets its products worldwide through traditional software retail channels, direct mail and OEMs as well as through emerging consumer software distribution channels such as book, music, drug and grocery store chains. SoftKey currently has relationships with over 50 national retailers and direct distributors controlling over 22,000 individual retail storefronts, including the retailers and distributors responsible for most of the nation's software sales. Such retailers include: CompUSA, Circuit City, Best Buy, Staples and Office Depot.

Continuously Introducing High Volumes of New Titles with Shorter Lead Times and at Lower Costs . SoftKey believes that the consumer segment of the software market is beginning to be driven by dynamics similar to those in the music CD and book industries. The Company believes, based on its knowledge of and experience in the PC software industry, that in order to compete effectively, successful companies will ultimately need to publish large numbers of successful titles and introduce them to the market rapidly. Recently, the life cycle of consumer software products has become substantially shorter than it was in the past and customer preferences continue to change rapidly. SoftKey's product development strategy is to develop and acquire products in high-growth categories for rapid release and maintain development cycles that result in ongoing upgrades and product rotations in short periods of time. This practice of publishing a large number of titles in a broad range of categories and refreshing those titles on an ongoing basis effectively reduces the Company's dependence on any one "hit" title. To minimize product development costs, SoftKey's core development team focuses its efforts on developing proprietary products through enhancements, modifications and upgrades of acquired brand name products. SoftKey uses a shared code philosophy, which allows it to develop multiple products at different price points and for different branding strategies using the same core code. For example, SoftKey has published successful titles rapidly by combining well-recognized third-party brands (such as Time, Sports Illustrated and American Heritage) with readily available, quality technology and content. This strategy enables SoftKey to maximize product line profitability by leveraging successful "core" products. The Company also attempts to minimize fixed development costs by licensing a number of its products from outside developer/authors and paying such licensors royalties based on net sales proceeds from the licensed products.

Building Strong Relationships with Retail Channels. SoftKey's retail distribution strategy is to foster strong direct relationships with large retailers through broad product offerings, actively assisting in channel management and innovative merchandising. These direct relationships have been the result of an established history of developing and publishing a wide range of products and actively working with retailers to understand consumer purchasing behavior and trends. Retailers routinely share sell-through data with SoftKey, providing the Company with the ability to proactively tailor its product offerings, modify distribution tactics and optimize product marketing, merchandising, promotion and mix for specific retail channels and stores. The Company sponsors merchandising programs and provides for electronic data interchange ("EDI") with most major accounts. The Company intends to continue to build its relationships with the retail channels in an effort to further strengthen these strategic relationships.

Acquiring Complementary Products, Technologies and Businesses. The Company believes the consumer software industry will continue to consolidate. Developers and publishers compete to achieve critical mass and leverage established and new distribution channels. The current SoftKey business results from a business combination of three formerly independent software publishers in February 1994 and continued to grow in 1995 through acquisitions which included Future Vision, Compton's, tewi and The Learning Company. SoftKey intends to actively explore additional product-driven and technology-driven acquisition opportunities consistent with the Company's overall publishing strategy.

Enhancing Brand Awareness and Loyalty. The Company believes that its utilization of brand names and its focus on developing and publishing value-priced, high-quality consumer software will result in increased SoftKey brand recognition, further differentiate the Company's products from those of its competitors and continue to generate customer loyalty. SoftKey employs brand names such as The Learning Company, Compton's, Time, Sports Illustrated and American Heritage, and easily identifiable packaging, which the Company believes creates brand awareness and enhances customer loyalty. These branded products req uire frequent upgrade and modification to remain competitive and satisfy customer demand.

PRODUCTS

SoftKey develops and publishes software products in a broad range of consumer-oriented categories, including education, lifestyle, edutainment, productivity and, to a lesser extent, entertainment. SoftKey's product strategy is to continuously introduce and offer its, high-quality consumer software products through multiple distribution channels and at multiple price points. Currently, the Company's product lines contain over 500 titles on a variety of platforms, including DOS, Windows and Macintosh. In fiscal 1995, the Company's percentage of CD-ROM sales from its retail publishing business increased to over 95% of retail publishing revenues. SoftKey's product offerings are sold under the Premium, Key and Platinum lines, among others, and under The Learning Company and Compton's brands.

Premium. SoftKey's Premium product line is the Company's most full-featured line with product pricing at retail generally ranging from $29.95 to $49.95. The Premium products have distinctive, oversized packaging that includes a "book flap" on the front sleeve or box. These products are designed to be less impulse purchase driven than the Company's other product lines. Products in the Premium line are often co-branded with recognizable consumer brand names and include:
Time Almanac, The American Heritage Talking Dictionary, The Sports Illustrated Swimsuit Calendar, BodyWorks, Mosby's Medical Encyclopedia and Compton's Interactive Encyclopedia. The Premium product line currently includes over 65 titles.

Key. SoftKey's Key product line is the Company's other "boxed" line with pricing at retail from $19.95 to $29.95. The Key line's established history and familiar packaging distinguishes this brand within the value priced content and application market segment. The Key product line currently contains 35 titles and includes: KeyCAD Complete, Key Travel Map, Key Mega Clip Art 7000, Key Home Gourmet and KeyFonts Pro, among others.

Platinum. In December 1994, SoftKey became the first consumer software company to introduce a jewel-case only format software offering generally sold at retail for $12.99. SoftKey's Platinum products are designed for impulse purchases and are sold on racks that can range from 16 to 80 facings. The Platinum line products and merchandising strategy are specifically designed for the retail channel to optimize gross margins per square foot. SoftKey currently offers a broad selection of over 60 titles within this product line and actively manages product mix and stock rotation for its direct retail relationships to maximize sell-through potential. The Platinum line includes titles in various consumer-oriented categories, including games, lifestyle (for, among others, cooking and gardening enthusiasts), education, reference and productivity (for generating labels, resumes and calendars and for other applications). The Platinum line currently includes 125 titles.

The Learning Company. The Learning Company is a developer of quality educational software products for use at home and at school. Its product strategy is to offer both home and school markets a comprehensive line of engaging software products that help build important life-long learning and communications skills in key curricular subject areas that are appropriate for different age groups. The subject, theme, setting, characters and activity for each title are selected to optimize the interest and learning experience for the targeted age group. Most of the products are available in home editions, and certain products are also available in school editions designed to help teachers integrate the software into their classroom curricula. SoftKey's and The Learning Company's combined education line currently contains over 125 titles. The education line of products generally sell at retail at prices from $14.95 to $119.00. The Learning Company's products are divided into the following families of products:

- -        Rabbit Family (Target Ages: 3 to 7). The central character in the
         Rabbit family is an animated rabbit who takes the user through a series of journeys with colorful graphics to create a playful learning experience. The Reader Rabbit series helps children develop reading, communication and reading readiness skills, while Math Rabbit introduces children to key math concepts and skills.

- -        Super Solvers Family (Target Ages: 8 to 14). The Super Solvers family of products was developed to take advantage of children's interest in fast-action games. Each title in this family offers children a different challenge to solve in areas such as spelling, math, deductive reasoning and physical science.

- -        Writing Tools Family (Target Ages: 8 and up). The Writing Tools family of products is designed to strengthen and facilitate early writing skills.

- -        Treasure Family (Target Ages: 5 to 9). The Treasure family engages young minds with learning adventures that enrich math, science reading and thinking skills. Each Treasure title is a self-contained play world, featuring its own unique characters, surprises and learning challenges.

- -        College Prep (Target Ages: 14 and up). The College Prep family is The
         Learning Company's newest family designed to help high school students successfully prepare for entrance into institutions of higher education. Scorebuilder for the SAT, introduced in September 1995, is the first product in this family.

- -        Foreign Language Family (Target Ages: 15 and up). The Foreign Language
         family is composed of a number of products designed to provide grammar instruction, build vocabulary and/or improve pronunciation in such languages as Spanish, French, German, Italian and Japanese.

Tax. In Canada, SoftKey is a supplier of tax software products and services. Large and small accounting firms, corporations and small businesses in Canada rely on SoftKey to develop and update software products for all aspects of tax preparation. SoftKey has also made significant inroads into the home tax market for preparation of individual tax returns. The Company intends to continue to create additional and enhanced tax software products for the Canadian marketplace by leveraging its core complementary areas of expertise. Moreover, the Company's market presence positions it to take advantage of the increasing demand for home tax products driven by the increase in consumer ownership of PCs. In fiscal 1995, the sale of tax software and related services in Canada represented 12% of net revenues of the Company.

SALES AND MARKETING

The Company distributes its consumer software products through retail channels, direct mail, OEMs and school channels within North America and through international channels including Europe and the Pacific Rim.

Retail Channels. SoftKey has relationships with over 50 national retailers and direct distributors controlling over 22,000 individual storefronts where most of the nation's software sales occur. SoftKey's retail distribution strategy is to foster strong direct relationships with large retailers through a broad product offering, actively assisting in channel management and innovative merchandising. The Company's dealer sales channel consists of traditional PC hardware and software retail stores, including national and regional chains and superstores. Increasingly, the Company sells its products to office superstores such as Staples, electronic superstores such as Circuit City and Best Buy and mass merchants such as Kmart and Sears. In addition, the Company sells to distributors in the United States and Canada such as Ingram Micro Inc. and Navarre.

Direct Mail. SoftKey's database of over 4 million end-users provides many cross-mailing opportunities. The Company mailed over 22.7 million pieces of targeted direct mail in fiscal 1995. The Company typically utilizes targeted customer mailings highlighting specific products. Prior to a full mailing, the Company conducts test mailings at different price points and marketing approaches in order to maximize response rates from its customers. The Company also sells its products through direct mailings to potential end-users who are not part of the installed user base using rented mailing lists. SoftKey's direct mail efforts also include supplying products for the Company's catalog reseller customers, such as MicroWarehouse, Paper Direct, PC Connection and Global.

Original Equipment Manufacturers. The objective of SoftKey's OEM strategy is to assist OEMs to differentiate their product lines at retail and to introduce the SoftKey brands to new hardware buyers. The Company licenses its software products to OEMs (including IBM, Apple, Compaq, Hewlett Packard and Dell), which typically purchase the Company's products in higher volumes and at lower prices than retail stores and distributors. The costs incurred by the Company for OEM sales are typically lower than its boxed product because in many cases the products are duplicated by the OEMs and sold without packaging or, in some instances, documentation.

School Channel. The Company sells products directly to schools and school districts through telemarketing and field sales organizations. Sales are also made through an authorized group of resellers and distributors, including Ingram Micro Inc. and Baker & Taylor. In addition, the Company has entered into relationships with Houghton Mifflin, Scholastic, IBM, Apple and Jostens for sales of the Writing Tools family of products in conjunction with their textbook offerings.

International. The Company believes that the international consumer software markets are rapidly growing as a result of trends similar to those driving the United States market. In 1995, the Company enhanced its established presence in international markets by acquiring Personal Soft S.A., a small French software publisher, and tewi, in order to leverage SoftKey's development and distribution expertise as these markets continue to emerge. The Company operates subsidiaries outside of North America in Germany, France, Ireland, Australia, Israel, the United Kingdom and Japan. The Company conducts a portion of its research and development and foreign language translation in Jerusalem, Israel. In addition to having distributors in those countries where it has subsidiaries, the Company has distributors in major European, Latin American and Pacific Rim countries, as well as in South Africa. The Company's subsidiary in Ireland generally coordinates manufacturing and distribution for all of the Company's sales in Europe and the Pacific Rim. Generally, retail stores outside of North America are more reliant on distributors than retail stores in North America. As distribution environments differ from country to country, the Company tailors its distribution strategy accordingly. Financial Information pertaining to the Company's international and domestic operations is set forth in Note 11 included in Item 8 and presented as a separate section of this report.

PRODUCT DEVELOPMENT

SoftKey develops and publishes products through internal development as well as licensing. Through this dual strategy approach, the Company is able to introduce new products while minimizing research and development costs.

Internal Product Development. The Company's internal product development efforts are designed to result in efficient and timely product introductions by focusing on "core code" development. Where possible, the Company specifies, develops and manages (or purchases) one base of source code from which many products are created. Using one base of source code permits the Company to maximize programming efficiency because the investment of time and capital in developing the base source code is shared among multiple products and additional programming time is minimized. As a result, production schedules are more predictable and development costs are lower since the underlying code for new programs has previously been tested and debugged and the software already documented. Even with these "core codes" SoftKey must continuously update and improve the content and the technology in order to remain competitive.

In certain instances, the Company's internally developed products contain components that have been developed by outside developers or authors and are licensed by the Company. SoftKey pays these outside developer/authors a royalty based on a percentage of net sales. The Company expects that, particularly with respect to multimedia products, it will increasingly develop products which contain content licensed from third parties.

The Company derives substantially all of its net revenues from the sale of computer software products for popular CD-ROM based and floppy disk based personal computers, including IBM-compatible and Apple Macintosh. The Company continues to experience significant increases in demand for its CD-ROM based products as a result of the growing installed base of CD-ROM machines in the home and school environments and the ongoing shift in consumer preference from floppy-disk based products to CD-ROM based products. The Company expects that this trend will result in increased demand for software which takes advantage of the graphics, music, digitized speech, sound, video, and data capabilities of such technology and the Company is selectively designing and adapting its products accordingly. In order to remain competitive, the Company intends to continue to design and adapt its products to operate on these and other computer platforms and environments.

The Company maintains research and development facilities and personnel in Cambridge, MA, Fremont, CA, Knoxville, TN and Jerusalem, Israel. The Company's development efforts include product development, documentation and testing as well as the translation of certain of its products into foreign languages. Among the Company's current products that were developed internally are Calendar Creator, Compton's Interactive Encyclopedia, Time Almanac, the "Learn to Speak" series, The American Heritage Talking Dictionary, Infopedia, the "Reader Rabbit" series, PC Paintbrush and PhotoFinish.

The Company believes that its premium educational products require significant investments in product marketing and research and development in order to take advantage of new technologies that benefit educational software products and to remain competitive. In addition to expenses related to engineering and quality assurance, the Company's research and development expenses include costs associated with the identification and validation of educational content and engagement features and the development and incorporation of new technologies into new products.

The Company's premium educational products require varying degrees of development time, frequently depending on treatment of the subject matter, the number of activities and the general complexity of the product. The typical length of research and development time ranges from 6 to 24 months with the first product in a new family generally requiring the longest period of development. The development and introduction of new products that operate on, and the adaptation of existing titles to new platforms or operating systems or that incorporate emerging technologies may require greater development time and expense and may generate less revenue per product as compared with recent introductions of new products or product adaptations.

Most of the Company's educational products have been designed and developed internally by Company employees. The Company uses third-party designers, artists and programmers in its research and development efforts and will continue to do so in the future. The Company believes that a mix of internal and third-party resources, as well as potential acquisitions of products or technologies, is a cost-effective method of facilitating the development of new educational software products. Products that are developed using third parties are generally owned or licensed exclusively by the Company and are published and marketed under the Company's various brand names, including The Learning Company and Compton's brands.

Licensed Products. The Company supplements its development efforts by acquiring the rights to products on either an exclusive or non-exclusive basis, both through the purchase of products and under royalty-bearing licenses. Generally, the Company's license agreements provide for the payment of royalties based on a percentage of the Company's net sales proceeds of such products.

The products typically are repackaged under the Company's proprietary labels and sold through its distribution channels. The advantage of this distribution method to the outside software developers is that the Company is generally able to provide a significantly greater volume of sales than the software developer would be able to command itself. The Company leverages its broad distribution strength and reputation for successfully publishing products to attract outside developer/authors and further enhance its relationships with the software development community. Retail and direct mail marketers benefit from this arrangement by having convenient access to a wide range of products offered by the Company.

The Company's licensing of fully developed products allows for efficiencies because the cost of development is borne by the licensor. Licensing also reduces the financial and market risk to the Company from a product that is not well accepted by customers since the Company generally pays royalties based on actual sales.

Among the Company's current products that have been licensed from third parties are KeyCad Complete, Key 3D Design Center, Key Travel Map, Key Org Chart and many of the products in the Company's "Platinum" and "KeyKids" lines.

Both internally developed and licensed products under development are extensively tested by the Company's quality assurance department before being released for production. The department tests for bugs, functionality, ease-of-use and compatibility with the many popular PC configurations that are available to consumers.

PRODUCTION

SoftKey strives to minimize production costs, driving costs down as unit volumes and the rate of new title introductions increase through process efficiencies and economies of scale. Production of the Company's products involves the duplication of diskettes or CD-ROMs and assembly of the diskettes, user manuals and other purchased components. In April 1994, in order to reduce its fixed product costs and minimize variable cost, the Company entered into a three-year agreement with Stream International Inc. ("Stream") (formerly known as the Global Software Services business unit of R.R. Donnelley & Sons Company) pursuant to which Stream provides all duplication, assembly and fulfillment, with certain specified exceptions (including CD-ROMs and products reproduced by OEMs), for all of the Company's existing U.S. products at Stream's plant in Crawfordsville, Indiana. All CD-ROM duplication is provided by other third-party vendors. The Company believes that its existing production capacity is sufficient to handle anticipated increases in volume and titles into the foreseeable future. The Company is also in the process of securing alternative production capacity from Stream and other vendors in the event that the Crawfordsville plant suffers unforeseen production interruptions. Duplication of diskettes and assembly of the Company's international products take place at the Company's facilities in Dublin, Ireland.

TECHNICAL SUPPORT

The Company provides a variety of technical support services to dealers, distributors, corporations and end users. Users of the Company's products currently receive free telephone support for the life of the product (until the next version is released or manufacturing of the product is discontinued). This support is provided by the Company's Technical Support Centers in Marietta, Georgia and in Fremont, California.

COMPETITION

The PC consumer software industry is intensely competitive and is characterized by rapid changes in technology and customer requirements. The changing nature of the consumer software industry and rapidly changing demand for products make it difficult to predict the future success of the Company in the business of producing packaged software products for the retail market. The Company competes for retail shelf space and general consumer awareness with a number of companies that market software products. The Company encounters competition from both established companies, including the largest companies in the industry, and new companies that may develop comparable products. A number of the Company's competitors and potential competitors possess significantly greater capital, marketing resources and brand recognition than the Company. Rapid changes in technology, product obsolescence and advances in computer software and hardware require the Company to develop or acquire new products and to enhance its existing products on a timely basis. The Company's marketplace has recently experienced a higher emphasis on on-line and Internet related services and content tailored for this new delivery vehicle. To the extent that demand increases for on-line products and content, the demand for the Company's existing products and future performance may change.

Many large companies with sophisticated product marketing and technical abilities and financial resources that do not presently compete with the Company may enter the PC software market. For example, technology companies have begun to acquire greater access to content, and content-oriented companies have begun to acquire greater technological capabilities. Competitors in these areas include Microsoft Corporation, Mattel, Sony, The Walt Disney Company, Viacom, IBM/Eduquest, Fisher-Price, Jostens, Electronic Arts, Sierra On-Line, Inc., Davidson & Associates, Mindscape, GT Interactive Software, Edmark and Broderbund Software, Inc. To the extent that competitors achieve a performance, price or distribution advantage, the Company could be adversely affected. Consolidation in the consumer software industry creates new, larger competitors. For example, CUC International Inc. recently announced proposed mergers with Sierra On-Line, Inc. and Davidson & Associates. This increased consolidation of the consumer software market may impact future growth potential and performance.

Microsoft Corporation is the dominant supplier of computer operating systems and frequently coordinates its operating system marketing efforts with those for its applications software. Competition in Microsoft's Windows application segment from major software publishers is intensifying and "competitive upgrade" price discounting among the major firms is eroding the traditional pricing structures that had previously existed in the software industry. Microsoft launched the Windows'95 operating system in 1995. As a result, the Company has embarked on a program to transition many of its titles to Windows'95 format. In 1995 Microsoft Corporation announced that it was reducing the price of a number of its common titles from $69.95 to $49.95. Competitive pressures have resulted in price reductions throughout the industry with the result that industry-wide operating margins are likely to be adversely affected.

The Company competes with other companies for access to retail shelf space and inclusion in OEM sales programs. Competition in this aspect of the industry is intense, and the type and number of distribution channels is increasing to include non-traditional software retailers such as book, music, video, magazine, toy, gift, convenience, drug and grocery store chains. Additionally, as technology changes, the type and number of distribution channels will further change and new types of competitors, such as cable or telephone companies, are likely to emerge.

The traditional channels of distribution in the software industry have experienced increasing concentration during the past several years, in particular with respect to PC chain stores and software distributors. With increasing concentration in the traditional channels of distribution, the Company's customers have increased leverage in negotiating favorable terms of sale, including price discounts and product return policies. In addition, a number of the Company's competitors, such as

Davidson & Associates (through New Media Express) and GT Interactive Software, have attempted, with some success, to enter into exclusive software distribution arrangements with certain retail outlets. Should the occurrence of these exclusive arrangements increase and the Company not be able to offer a competing product line or arrangement, the Company's operating results may be negatively impacted. There can be no assurance that the Company will be able to continue to have access to sufficient retail marketing distribution channels or obtain adequate distribution for all of its products in the future. Accordingly, such concentration may have an adverse effect in the future on the profitability of the Company's operations.

Regardless of the retail strategy chosen by the Company, the retail channels of distribution available for products will be subject to rapid changes as retailers and distributors enter and exit the software market segments or alter their product inventory preferences. Other types of retail outlets and methods of product distribution may become important in the future. These new methods may include delivery of software using on-line services or the Internet which will necessitate certain changes in the Company's business and operations including addressing operational challenges such as improving download time for pictures, images and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. Should on-line distribution channels increase the Company will be required to modify its existing technology bases in order for its products to be compatible and remain competitive. It is critical to the success of the Company that, as these changes occur, it maintain access to those channels of distribution offering software in its market segments.

In both the professional and home income tax preparation markets, there are relatively few barriers to entry for competitors. In Canada, there are numerous companies offering tax preparation software products for both the professional and home user. As a result, there is significant price competition in this market. Currently, the Company's tax products are generally designed to run on DOS and Windows operating systems, with certain professional packages running on the Macintosh system. The demand for and ability to develop successful packages to run in the Windows operating environment may affect the success of such products. In both the professional and home income tax markets, there is a large degree of product loyalty because of the ability to update previously entered information (rather than re-entering all information on a new product) and familiarity with the product's features.

PROPRIETARY RIGHTS AND LICENSES

The Company relies on a combination of trade secret, copyright, trademark and other proprietary rights laws and license agreements to protect its rights to its software products and related documentation. The Company does not have any patents. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized duplication of the Company's software. The Company generally licenses its externally developed products rather than transferring title and has relied on contractual arrangements with recipients and users of its products to establish certain proprietary rights and to maintain confidentiality of those products protected by trade secret law. Consistent with standard industry practice, the Company's products generally are licensed pursuant to "shrink-wrap" licenses that are not signed by the licensee. The enforceability of such licenses has not been conclusively determined. The Company's products do not contain any mechanisms to prevent or inhibit unauthorized copying.

The Company has registered numerous trademarks in the United States and Canada, and a small number in other countries, for titles or components of its products and has trademark registrations pending in the United States and other countries for various new products.

Policing unauthorized use of a broadly disseminated product such as PC software is very difficult. Software piracy can be expected to be a persistent problem for the "shrink-wrap" software industry. These problems are particularly acute in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East.

The Company periodically receives communications alleging or suggesting that its products may incorporate material covered by the copyrights, trademarks or other proprietary rights of third parties. With increased use of music and animation in CD-ROM products and the increased number of products on the market generally, the Company is likely to experience an increase in the number of infringement claims asserted against it in the future. With respect to licensed products, the Company is generally indemnified against liability on these matters. The Company's policy is to investigate the factual basis of such communications and to resolve such matters promptly by enforcing its rights, negotiating licenses (if necessary) or taking other appropriate actions.

In certain circumstances, litigation may be necessary to enforce the Company's proprietary rights, to protect copyrights, trademarks and trade secrets and other intellectual property rights owned by the Company or its licensors, to defend the Company against claimed infringements of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. Any such litigation, whether with or without merit, could be costly and could result in a diversion of management's attention, which could have an adverse effect on the Company's business, operating results or financial condition. Adverse determinations in litigation relating to any of the Company's products could result in the loss of the Company's proprietary rights, subject the Company to liabilities, require the Company to seek licenses from third parties or prevent the Company from selling particular products.

HISTORY

Corporate Background. The business of Former SoftKey prior to the Three-Party Combination commenced in 1984 and focused originally on vertical software applications, or software packages designed for specific types of businesses. By 1993, Former SoftKey was generally engaged in the computer software and services businesses, operating in three business units: a publishing division, which acquired software application packages from various software developers and distributed them to end users under its own Key, Titanium Seal and New Vision PowerWare private labels through wholesale, retail and direct mail distributors; a tax division, which developed and distributed professional tax software products and also engaged in the computer processing of tax data; and a consulting division, which has been discontinued. Since the Three-Party Combination, SoftKey Software's publishing division operations have been consolidated with the operations of the Company and SoftKey Software continues to operate the businesses of the former tax division.

WordStar was founded and incorporated in California under the name MicroPro International Corporation in October 1978. In November 1986, it changed its state of incorporation from California to Delaware, and in May 1989, it changed its corporate name to WordStar International Incorporated. On February 4, 1994, WordStar changed its name to SoftKey International Inc.

During 1995, the Company completed a number of acquisitions in order to expand both its geographic markets and its product mix. On December 22, 1995, the Company acquired approximately a 95% interest in The Learning Company, a leading developer of high quality educational software products for the home and school markets, as the first step in a two-step, all cash transaction resulting in the Company owning, effective as of December 27, 1995, the entire equity interest of The Learning Company. On December 28, 1995, the Company acquired Compton's NewMedia, Inc. and Compton's Learning Company, publishers and developers of education and reference software products, from Tribune Company. On August 31, 1995, the Company acquired Future Vision, publisher of reference and educational software products. On July 21, 1995, the Company acquired tewi, a software publisher and distributor located in Munich, Germany.

Accounting Periods. The Company's fiscal year is the 52 or 53 week period ending on or after December 31. For ease of reference herein, the period from January 1, 1995 to January 6, 1996 is referred to as the Year Ended December 31, 1995, the period from January 2, 1994 to December 31, 1994 is referred to as the Year Ended December 31, 1994 and the six month transition period from July 4, 1993 to January 1, 1994 is referred to as the Transition Period Ended December 31, 1993. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General-- Fiscal Periods.")

EMPLOYEES

At March 1, 1996, the Company had approximately 775 employees. The Company believes that its success is highly dependent on its ability to attract and retain qualified employees. As necessary, the Company supplements its regular employees with temporary and contract personnel. No employees are covered by a collective bargaining agreement, and there have been no work stoppages.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Financial Information pertaining to the Company's foreign and domestic operations is set forth in Note 11 included in Item 8 and presented as a separate section of this report.

FORWARD LOOKING STATEMENTS

Certain of the information contained in this Annual Report on Form 10-K, including without limitation statements made under this Part I, Item 1, "Business" and part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In reviewing such information, it should be kept in mind that the Company's actual results may differ materially from those set forth in such forward-looking statements.

Important factors and assumptions that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include the factors which are responsible for period-to-period fluctuations in the Company's operating results generally. These factors include without limitation the integration of operations resulting from acquisitions of companies, delays in customer purchases in anticipation of upgrades to existing products or release of competitive products, currency fluctuations, dealer and distributor order patterns and seasonality of buying patterns of customers and the historic and recurring pattern of Company sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks of each quarter, making predictions of revenues and earnings especially difficult and resulting in substantial risk of variance of actual results from those foregoing at any time prior to near the quarter close. Additional factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include without limitation the Company's ability to develop and introduce new products or new versions of existing products, the effects of general economic conditions, the impact of competitive products and pricing in the consumer software industry, the sufficiency of the Company's production capacity to meet future demand for its products, the Company's ability to keep pace with the evolution of the technology platforms for which the Company develops and produces products and the Company's ability to continue to exploit new channels of distribution for its products.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 2.      PROPERTIES

FACILITIES

The Company's headquarters are currently located in approximately 71,000 square feet of leased space in an office building in Cambridge, Massachusetts, where the Company's executive, operational, administrative and certain marketing and product development activities are currently conducted. The lease for the Cambridge facility expires in April 1997. In addition to its headquarters in Cambridge, the Company leases approximately 20,000 square feet of office space in Marietta, Georgia, where the Company's technical support activities are principally conducted. The Marietta lease expires in October 1996. The Company also leases approximately 71,480 square feet of office and warehouse space in Fremont, California expiring from October 1999 to March 2003, which is primarily used for marketing and development of its educational products. In addition, the Company leases 18,656 square feet of space in Knoxville, Tennessee which is used for development of the Company's foreign language based products. The lease for this facility expires in May 2000.

The Company's Canadian subsidiary, SoftKey Software Products Inc., owns land and a building with approximately 18,600 square feet of office space in Sherbrooke, Quebec, leases approximately 22,000 square feet of office space in Mississauga, Ontario, and leases additional warehouse and office space in Mississauga, Ontario, Sherbrooke, Quebec, and Calgary, Alberta.

The Company also leases office, manufacturing and warehouse space in London, England, Dublin, Ireland, Munich, Germany, Jerusalem, Israel, Paris, France and certain other foreign countries in which it operates. The Company believes that its facilities, in general, are adequate for its present and currently foreseeable needs. All properties leased or owned by the Company are in suitable condition for the purposes for which they are used by the Company.

ITEM 3.      LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings other than ordinary routine litigation and arbitration incidental to its business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $0.01 par value, is traded in the over-the-counter market and prices are quoted on the Nasdaq National Market ("NNM") under the symbol "SKEY." As of March 1, 1996, to the Company's knowledge, there were approximately 1,366 holders of record of the common stock. The Company has not paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

The following sets forth the quarterly high and low sales prices for the Years Ended December 31, 1995 and 1994, as quoted by the NNM.

1994                                      HIGH              LOW
                                          ----              ---
    First Quarter                   $    14.375       $     9.75
    Second Quarter                       14.625             9.75
    Third Quarter                        15.125            11.50
    Fourth Quarter                       27.25             14.625

1995                                      HIGH              LOW
                                          ----              ---
    First Quarter                   $    29.125        $   22.00
    Second Quarter                       32.125            21.00
    Third Quarter                        51.75             30.375
    Fourth Quarter                       45.625            20.375

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the Years Ended December 31, 1995 and 1994, the Transition Period Ended December 31, 1993 and the three years ended June 30, 1993, 1992 and 1991 are derived from the Company's audited consolidated financial statements. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, included elsewhere in this report.

OPERATING INFORMATION:

                                                               Transition
                                      Years Ended              Period Ended                        Years Ended
                                      December 31,             December 31,                          June 30,
                            ------------------------------     ------------      ------------------------------------------------
                                 1995              1994             1993              1993              1992              1991
                                                           (In thousands, except share and per share data)

Revenues                    $    167,042      $    121,287     $     41,645      $    109,704      $    119,518      $     76,037
Operating income (loss)          (60,870)           25,741          (69,057)          (56,981)             (599)           (3,847)
Net income (loss)                (65,960)           21,145          (73,258)          (57,250)           (4,983)           (6,148)

Net income (loss) per
share (fully diluted)       $      (2.65)     $       1.04     $      (5.01)     $      (4.36)     $      (0.47)     $      (0.78)
                            ============      ============     ============      ============      ============      ============

Weighted average number
of shares outstanding -
fully diluted                 24,855,000        21,115,000       14,618,000        13,129,000        10,502,000         7,893,000
                            ============      ============     ============      ============      ============      ============




BALANCE SHEET INFORMATION:

                                    December 31,                             June 30,
                        ----------------------------------      ----------------------------------
                          1995         1994         1993          1993         1992         1991
                        --------     --------     --------      --------     --------     --------
                                                      ( In thousands)
Total assets            $900,413     $ 90,815     $ 79,334      $128,474     $132,862     $ 89,238
Total long-term
liabilities              554,947       21,859       24,687        30,248       23,449       16,173
Total stockholders'
equty (deficit)          214,519       37,485       (8,632)       61,933       87,049       58,501

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto, and the information included elsewhere herein. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except share and per share amounts.

GENERAL

Business Combinations

On February 4, 1994, the Company completed a three-party business combination ("Three-Party Combination") among SoftKey Software Products Inc. ("Former SoftKey"), WordStar International Incorporated ("WordStar") and Spinnaker Software Corporation ("Spinnaker"). The Three-Party Combination was accounted for using the pooling-of-interests method of accounting. On February 4, 1994, WordStar changed its name to SoftKey International Inc. ("SoftKey" or the "Company"). See "Consolidated Financial Statements - Note 2 - Business Combinations" for further discussion.

On October 30, 1995, SoftKey entered into a definitive merger agreement with Minnesota Educational Computing Corporation (MECC) ("MECC"), a publisher and distributor of high quality educational software for children, pursuant to which SoftKey is expected to acquire MECC in exchange for approximately 9,200,000 shares of SoftKey common stock and other consideration and costs with a total estimated purchase price of approximately $260,000, based upon the market value of SoftKey's common stock. During the first quarter of 1996, the parties reached agreement regarding the framework to implement SoftKey's strategic plan, including the business strategy and management responsibilities upon consummation of the transaction. The ultimate purchase price will depend upon the number of shares issued to acquire MECC, which will be in the range of approximately 7,150,000 to 9,200,000 shares of SoftKey common stock (which number could be increased to approximately 10,500,000 shares to the extent that outstanding options to purchase common shares of MECC, par value $.01 per share, are exercised prior to the effective time of the Merger (as defined below)), dependent upon the volume weighted average of the closing prices for the SoftKey common stock on the Nasdaq National Market ("NNM") for the twenty full trading days ending on the third full trading day prior to the effective time of the merger (the "Merger") of a wholly owned subsidiary of SoftKey with MECC, as contemplated by the merger agreement. The closing of this transaction is subject to, among other things, stockholder approval of both the Company and MECC. The transaction will be accounted for as a purchase.

On December 28, 1995, SoftKey purchased Compton's NewMedia, Inc. and Compton's Learning Company (collectively, "Compton's"), developers and publishers of educational and reference multimedia titles and each a former wholly owned subsidiary of Tribune Company. In and in connection with the acquisition, SoftKey issued a total of 5,052,697 shares of common stock, which included 587,036 shares to settle $14,000 of intercompany debt to Tribune Company and executed a promissory note to Tribune Company for $3,000 in cancellation of certain remaining intercompany indebtedness. The total purchase price was $104,394, including estimated transaction costs, settlement of certain intercompany debt to Tribune Company, deferred income taxes related to certain identifiable intangible assets acquired and assumption of the fair value of net liabilities of Compton's. The transaction was accounted for as a purchase.

On December 22, 1995, SoftKey acquired control of The Learning Company, a leading developer of education software products for use at home and school. Under the terms of the merger agreement, SoftKey acquired, in a two step business combination, all of the outstanding common shares of The Learning Company for total consideration of $684,066, including estimated transaction costs, value of stock options assumed and deferred income taxes related to certain identifiable intangible assets acquired. Approximately 1.1 million unvested Learning Company stock options were assumed and converted into stock options to purchase 3,123,000 shares of SoftKey common stock, based on the merger consideration of $67.50 per share, and were vested on or before January 26, 1996.

On August 31, 1995, the Company acquired all of the issued and outstanding capital stock of Future Vision Holding, Inc. ("Future Vision"), a multimedia software company, in exchange for the issuance of 1,088,149 shares of common stock. This transaction was accounted for using the pooling-of-interests method of accounting. The consolidated financial statements of the Company for the years prior to December 31, 1995 included in this report do not include the results and balances of Future Vision as they were determined to be immaterial to the consolidated financial statements for those periods.

On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi"), a German software publisher and distributor, for a combination of cash and stock. This transaction was accounted for as a purchase. One of the former stockholders of tewi is also eligible to receive additional consideration for the purchase up to a maximum of DM 1,080 in each of fiscal 1996 and 1997 based upon achievement of certain revenue and profitability goals. The amount will be settled annually in shares of the Company's common stock, the number of which is to be determined based on a volume weighted average of the closing stock price following the closing of each fiscal year.

On June 15, 1994 and July 5, 1994, the Company acquired all of the outstanding common stock of Aris Multimedia Entertainment, Inc. ("Aris") and Compact Publishing, Inc. ("Compact"), respectively, in exchange for the issuance of a total of 872,229 shares of common stock. These transactions have been accounted for using the pooling-of-interests method of accounting. On September 13, 1994, the Company acquired all of the outstanding common stock of Software Marketing Corporation ("SMC") in exchange for the issuance of an aggregate of 602,257 shares of common stock, 116,995 of which were subsequently repurchased by the Company. This transaction has been accounted for as a purchase.

The consolidated financial statements for years prior to the Year Ended December 31, 1994 of the Company included in this report are restated to reflect the Three-Party Combination, which was consummated on February 4, 1994, but do not include the results and balances of Aris or Compact as they were determined to be immaterial to the consolidated financial statements for those periods.

Fiscal Periods

The Company's fiscal year is the 52 or 53 week period ending on or after December 31. For clarity of presentation herein, all references to the Year Ended December 31, 1995 relate to the period January 1, 1995 to January 6, 1996; all references to the Year Ended December 31, 1994 relate to the period January 2, 1994 to December 31, 1994; all references to December 31, 1993 relate to balances as of January 1, 1994; and the period from July 4, 1993 to January 1, 1994 is referred to as the "Transition Period Ended December 31, 1993" or the "Transition Period."

Former SoftKey previously used the fiscal year end of January 31 for financial reporting purposes. Former SoftKey's results of operations for the twelve month period ended July 31, 1993 have been combined with those of Spinnaker and WordStar for the year ended June 30, 1993. Former SoftKey's results of operations for the six months ended December 31, 1993 have been combined with those of Spinnaker and WordStar. The duplication in the Transition Period Ended December 31, 1993 of Former SoftKey's net loss of $595 for the one month period ended July 31, 1993 has been eliminated by a credit to accumulated deficit in the Transition Period Ended December 31, 1993.

Period-to-Period Comparisons

A variety of factors may cause period-to-period fluctuations in the Company's operating results, including the integration of operations resulting from acquisitions of companies, revenues and expenses related to the introduction of new products or new versions of existing products, delays in customer purchases in anticipation of upgrades to existing products, currency fluctuations, dealer and distributor order patterns and seasonality of buying patterns of customers. Historical operating results are not indicative of future operating results and performance. This is particularly true of historical data presented herein, which results from the combination of Former SoftKey, Spinnaker and WordStar in the Three-Party Combination and SoftKey prior to its acquisitions of The Learning Company and Compton's and the consummation of the proposed merger with MECC.

Certain prior period amounts have been reclassified in order to conform with current year presentation.

Summary of Results

The following table summarizes the audited results of operations of the Company for the periods shown. Reference is made to the Consolidated Financial Statements included in this report and on which the following table is based.

                                                       Transition
                                   Years Ended         Period Ended    Year Ended
                                   December 31,        December 31,      June 30,
                            ------------------------   -------------   ----------
                              1995           1994          1993           1993
                            ---------      ---------   -------------   ----------
Revenues                    $ 167,042      $ 121,287     $  41,645      $ 109,704
Operating income (loss)       (60,870)        25,741       (69,057)       (56,981)
Net income (loss)             (65,960)        21,145       (73,258)       (57,250)
Net income (loss)per
share (fully diluted)       $   (2.65)     $    1.04     $   (5.01)     $   (4.36)


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenues by distribution channel for the Years Ended December 31, 1995 and 1994 are as follows:

                                 Year Ended                           Year Ended
                                 December 31,          % of           December 31,         % of
                                     1995          total revenues         1994        total revenues
                                 ------------      --------------     ------------    --------------
Distribution Channel
Retail                             $ 75,734                45          $ 48,085                39
OEM                                  20,021                12            15,912                13
Catalog                                --                --               3,176                 3
Direct response                      26,203                16            17,951                15
International                        25,631                15            13,067                11
Tax software and services            19,453                12            18,158                15
Lansa software                         --                --               4,938                 4
                                   --------          --------          --------          --------
                                   $167,042               100          $121,287               100
                                   ========          ========          ========          ========

Total revenues increased by 38% in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 due to general growth in the consumer software market and the expansion of market share by the Company through various acquisitions and new product offerings. Retail revenues increased by 58% in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 due to the foregoing as well as an increase in the number of North American retail outlets selling the Company's products from approximately 15,000 to 22,000, an increase in the number of products available for sale and an increase in the sales of the Company's Platinum "jewel-case only" line of products, which was launched in December 1994. Original equipment manufacturer ("OEM") sales increased by 26% in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 primarily due to the acquisition of Future Vision which had a strong presence and sales network in the OEM channel. Direct response sales increased by 46% in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 primarily due to an increase in the number of mailings completed by the Company during the year. The Company's international revenues increased by 96% in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994. This increase was driven by both the acquisition of tewi, a German company, on July 21, 1995 and increased penetration of personal computers in Europe, which in turn caused an increase in demand for and sales of consumer software products. Tax software and services revenues were relatively constant on a year over year basis due to increasing competition and the saturation of the tax software market in Canada. During 1994, the Company closed its catalog operations and sold its Lansa software operations.

 The Company expects that its future revenue growth will depend on, among other things, its ability to introduce new products to the marketplace, the extent of competition, unit pricing trends, the rate of proliferation of personal computers into the home market and the demand for its consumer software products. Unit pricing will be affected by the extent of competition in the consumer software industry, which is expected to increase. In addition, the Company's ability to develop products for new platforms and introduce titles into new distribution channels will impact future revenues and growth rates. The consumer software industry has experienced continued consolidation of formerly independent companies. To the extent that these companies gain greater market share than the Company, future results will be affected. In this regard, the Company considers its future revenues to be unpredictable.

Costs and  Expenses

                                     Year Ended                           Year Ended
                                    December 31,        % of total       December 31,       % of total
                                        1995             revenues            1994            revenues
                                  ---------------     -------------    ---------------    -------------
Costs of production                   $ 53,070                32          $ 37,885                31
Sales, marketing and support            38,370                23            27,274                22
General and administrative              20,813                12            21,259                18
Research and development                12,487                 7             6,696                 6
Amortization and merger
     related charges                   103,172                62             2,432                 2
                                      --------          --------          --------          --------
                                      $227,912               136          $ 95,546                79
                                      ========          ========          ========          ========


Costs of production as a percentage of revenues increased to 32% in the Year Ended December 31, 1995 from 31% in the Year Ended December 31, 1994. Costs of production increased in the Year Ended December 31,1995 primarily due to the acquisition of tewi, which operates at a higher costs of production due to the distribution element of its revenue base. This increase was somewhat offset by lower costs of production caused by improved manufacturing costs in North America, which primarily relate to the lower cost of purchasing CD-ROM's and a greater proportion of business on CD-ROM as compared to magnetic disk.

Costs of production are comprised of, among other things, the cost of product documentation, packaging and disks. Other items included in costs of production are royalties to third-party developers and reserves for obsolete inventory.

The Company expects costs of production to remain the same or slightly decrease in the foreseeable future due to pricing economies of scale on CD-ROM costs and the effect of The Learning Company's and Compton's costs of production being historically lower as a percentage of revenues than SoftKey's. To the extent that unit pricing declines, costs and expenses as a percentage of revenues of the Company will rise. The Company has consolidated its North American manufacturing operations at Stream International Inc. (formerly called R.R. Donnelley & Sons Company) in Crawfordsville, Indiana in order to benefit from of certain economies of scale.

Sales, marketing and support increased slightly as a percentage of revenues in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 due to a higher proportion of the Company's revenues arising from its international and direct response distribution channels. Each of these distribution channels have higher sales and marketing costs as a percentage of revenues than the other distribution channels of the Company.

General and administrative expenses were lower on a percentage of revenues basis in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994, but are relatively consistent with the prior year in absolute dollar amounts due to flat employee head count.

Amortization and merger related charges increased to $103,172 in the Year Ended December 31, 1995 as compared to $2,432 in the Year Ended December 31, 1994. The increase is related to the amortization and merger related charges associated with the acquisitions of The Learning Company, Compton's, tewi and Future Vision, among others, during the Year Ended December 31, 1995 and certain charges associated with the proposed merger with MECC.

Amortization and merger related charges are as follows:

                                                                Years Ended
                                                                December 31,
                                                         --------------------------
                                                           1995              1994
                                                         --------          --------
Charge for incomplete technology                         $ 60,483          $   --
Amortization of goodwill and other assets                  24,783             1,185
Amortization of technology and product
    related costs                                           7,185               422
Professional fees and transaction related costs             5,653               636
Other                                                       5,068               189
                                                         ========          ========
                                                         $103,172          $  2,432
                                                         ========          ========


The charge for incomplete technology relates to products being developed by The Learning Company and Compton's which the Company believes had not yet reached technological feasibility at the date of acquisition and for which additional development will be required to complete the software technology and products.

The increase in amortization of goodwill and other assets relates primarily to the goodwill resulting from acquisitions of The Learning Company, Compton's and tewi and a full year's amortization of SMC, which was acquired in September 1994. Goodwill is primarily being amortized on a straight-line basis over two years. Amortization of goodwill and other assets is expected to substantially increase in fiscal 1996 due to the impact of a full year's amortization of goodwill resulting from the acquisition of The Learning Company and Compton's. In addition, should the MECC merger become effective, it will be accounted for using the purchase method of accounting and in turn will result in a charge for incomplete technology and additional goodwill, technology related assets, and other identifiable intangible assets, which are expected to be amortized on a straight-line basis primarily over two years.

The increase in amortization of technology and of product related costs in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 relates to the amortization of completed technology and products acquired in connection with the acquisitions of The Learning Company and Compton's plus increased amortization of product development costs related to products acquired in connection with the merger with Future Vision during the year. Amortization of technology and product related costs are expected to increase in 1996 as a result of the effect of a full year's amortization of the technology and product related assets acquired in connection with the acquisitions of The Learning Company and Compton's and the amortization of any such assets acquired in connection with the proposed merger with MECC.

Professional fees increased in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 due to charges related to the investment banking, legal and accounting costs incurred to date for the proposed merger with MECC and the professional fees associated with the acquisition of Future Vision on August 31, 1995. Approximately $3,500 of these costs remained to be paid at December 31, 1995. The remainder is expected to be paid prior to December 31, 1996. Professional fees in 1994 were for investment banking, accounting and legal fees incurred in connection with the acquisitions of Aris and Compact. These costs have been paid. The other costs relate primarily to the consolidation of the acquired facilities and related work force reductions and litigation costs.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO TRANSITION PERIOD ENDED DECEMBER 31, 1993

Results of operations for the Year Ended December 31, 1994 include amounts for a twelve month period while results for the Transition Period Ended December 31, 1993 include amounts for a six month period. Results (in terms of dollar amounts) for these periods are not directly comparable. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of total revenues.

Revenues

Revenues by geographic region for the Year Ended December 31, 1994 and Transition Period Ended December 31, 1993 are as follows:

                                                                        Transition
                                   Year Ended                          Period Ended
                                  December 31,       % of total        December 31,      % of total
                                      1994            revenues           1993            revenues
                                ----------------    ------------     --------------   -------------
             North America          $108,772                90          $ 36,051                87
             Europe                   11,422                 9             4,296                10
             Other                     1,093                 1             1,298                 3
                                    --------          --------          --------          --------
                 Total              $121,287               100          $ 41,645               100
                                    ========          ========          ========          ========

North American revenues increased in absolute dollars during the Year Ended December 31, 1994 by a total of $72,721 as compared to the Transition Period Ended December 31, 1993 because the Transition Period included only six months as compared to twelve months in the Year Ended December 31, 1994. A greater than proportional increase in absolute revenue dollars earned has occurred primarily due to benefits achieved as a result of the Three-Party Combination. The increase in percentage of total revenues earned in North America is primarily due to the synergies achieved as a result of the Three-Party Combination. These synergies included increases in direct mail, OEM and international revenues achieved as a result of combining the operations of the three companies and creating distribution channels that did not previously exist in each separate company operating individually prior to the Three-Party Combination. In addition, the acquisitions of Aris, Compact and SMC added to the North American revenue base in the Year Ended December 31, 1994 as compared to the Transition Period. Revenues also increased in the Year Ended December 31, 1994 as a result of the Company's new marketing strategy to increase product launches. During 1994, the Company introduced 75 new products plus the new Platinum rack which holds a maximum of 40 titles. During 1994, the Power Up catalog operation was closed. Revenues from the catalog operation totaled $3,176 in the Year Ended December 31, 1994 as compared to $8,465 in the Transition Period. Revenues in the Year Ended December 31, 1994 included $18,138 from the Company's income tax software sales and processing operation in Canada as compared to $4,771 in the Transition Period. The majority of revenues from sales of income tax software and related services in Canada occur in the first six months of the year to correspond with the income tax filing requirement period.

Revenues in Europe as a percentage of total revenues decreased from 10% to 9% in the Year Ended December 31, 1994 as compared to the Transition Period. The decrease is primarily due to the decline of DOS-based consumer product sales in Europe and a decline in the Company's revenues from the sale of word-processing software products due to a higher level of competition.

Revenues in other geographic regions include those in Latin America, the Pacific Rim and Barbados. Revenues in the Pacific Rim decreased as a percentage of total revenues due to closure of the Company's office in Singapore. This decline was partially offset by an increase in revenues as a percentage of total revenues in Japan due to increased customer demand for consumer software products.

Costs and Expenses

Costs and expenses and their respective percentages of revenues for the Year Ended December 31, 1994 and the Transition Period Ended December 31, 1993 are as follows:

                                                                                   Transition
                                                Year Ended                       Period Ended
                                               December 31,       % of total      December 31,       % of total
                                                  1994             revenues           1993             revenues
                                             ----------------    ------------    ---------------     -------------
Costs of production                              $ 37,885                31          $ 27,748                67
Sales, marketing and support                       27,274                22            19,322                46
General and administrative                         21,259                18            15,598                37
Research and development                            6,696                 6             2,563                 6
Amortization and merger related charges             2,432                 2            45,471               110
                                                 --------          --------          --------          --------
                                                 $ 95,546                79          $110,702               266
                                                 ========          ========          ========          ========

Costs of production as a percentage of revenues decreased to 31% in the Year Ended December 31, 1994 from 67% in the Transition Period Ended December 31, 1993. The decrease in costs of production as a percentage of revenues during the Year Ended December 31, 1994 is primarily due to a lower revenue base in Transition Period caused by higher provision for product returns as a percentage of sales. The decrease in costs of production as a percentage of revenues also results from an increase in CD-ROM based and higher OEM sales and solo direct mail sales, which have lower costs of production than traditional retail magnetic disk based product sales. In addition, costs of production as a percentage of revenues improved due to the closing of the Power Up catalog operations in 1994, which generated higher costs of production due to the inclusion of distributed products in the catalog. Costs of production in the Transition Period Ended December 31, 1993 as a percentage of revenues were also higher without the seasonal nature of sales from income tax software and related services that occur primarily in the first six months of the calendar year.

Costs of production are comprised of, among other things, the cost of product documentation, packaging and disks. Other items included in cost of revenues are royalties to third party developers and reserves for obsolete inventory.

Sales, marketing and support and general and administrative expenses decreased as a percentage of revenues primarily due to a reduction in operating expenses during the Year Ended December 31, 1994 associated with cost reduction measurements undertaken by management as a result of the Three-Party Combination and changes implemented in connection with the acquisitions of Aris, Compact and SMC. The cost reduction program included a reduction in employee workforce from a total of 650 employees to 450 employees, the reduction in the number of facilities from 25 to 11 locations and savings generated from the consolidation of sales and marketing activities. The Company also consolidated its five separate technical support operations that existed prior to the Three-Party Combination into one facility in Marietta, Georgia.

Amortization and merger related charges decreased to $2,432 in the Year Ended December 31, 1994 from $45,471 in the Transition Period Ended December 31, 1993. Amortization and merger related charges in the Year Ended December 31, 1994 relate to the acquisitions of Aris and Compact and the closing of the Barbados facility, whereas the amortization and merger related charges in the Transition Period relate to the Three-Party Combination costs. Amortization and merger related charges were expensed as incurred or were recorded when it became probable that the transaction would occur and the expense could be reasonably estimated. Amortization and merger related charges consist of the following:

                                                                       Transition
                                                     Year Ended        Period Ended
                                                     December 31,      December 31,
                                                        1994              1993
                                                     ------------      ------------
Amortization of technology and
     product related costs                             $   422           $15,521
Amortization of goodwill and other assets                1,185             8,082
Provision (reversal) for litigation                       (254)            5,817
Professional fees and other transaction costs              636             8,705
Employee severance                                         163             4,429
Termination of leases                                       98             1,533
Other                                                      182             1,384
                                                       -------           -------
      Total                                            $ 2,432           $45,471
                                                       =======           =======



Amortization of technology and product related costs declined by $15,099 because during the Transition Period Ended December 31, 1993, in connection with the Three-Party Combination, the Company recorded write-downs of product related intangible assets of $15,521 due to a change in the consumer software marketing strategy of the Company. The Company decided to approach consumer software distribution through fixturing, specialty shelf space and direct merchandising and marketing with the retailer and customer. The new marketing strategy focused on new products, and an increase in the number of available offerings of consumer software and recognized a reduction in product shelf life. The Company has also reduced its dependence on predominantly internally developed products, and its new product introduction strategy includes a higher number of products originating from its external developer relationships through licensing contracts. As a result of the new marketing strategy, the Company decided to phase out certain brands (primarily the PFS: brand) and recorded expenses of $15,521 in the Transition Period Ended December 31, 1993 related to write-downs of capitalized software developments costs, prepaid royalties, including a loss of $710 on the sale of the EasyTax product line, trademarks and technology rights associated with products.

Amortization of goodwill and other assets declined by $6,897 in the Year Ended December 31, 1994 as compared to the Transition Period because in connection with its change in marketing strategy the Company's Power up catalog operation was closed. As a result, the Company recorded an expense of $4,205 in the Transition Period Ended December 31, 1993 to reflect a write-down to net realizable value of certain trademarks and mailing lists. The Company also recorded an expense of $3,877 in the Transition Period Ended December 31, 1993 to record a write-down to net realizable value of a license held by LANSA USA, Inc. ("Lansa").

Professional fees in 1994 were for investment banking, accounting and legal fees incurred in connection with the acquisitions of Aris and Compact. These costs were substantially paid prior to December 31, 1994. Professional fees and other transaction costs in the Transition Period Ended December 31, 1993 relate primarily to investment banking, legal and accounting fees in connection with the Three-Party Combination and have been paid at December 31, 1994. The amount accrued at December 31, 1993 of $5,954 includes $1,781 which was paid through the issuance of 129,555 shares of common stock.

Employee severance costs in 1994 relate to termination of employees in connection with the acquisitions of Aris and Compact and the closing of the Barbados facility. The employee terminations were substantially in the areas of product development and sales and marketing. A total of 20 employees were terminated in the Year Ended December 31, 1994. At December 31, 1994, $54 of severance costs remained to be paid to the employees in accordance with the terminations. The remaining employee severance payments were paid prior to December 31, 1995. Employee severance in the Transition Period relates to employee terminations in connection with the Three-Party Combination primarily in the areas of product development, technical support, customer service, finance and administration. Substantially all employee terminations were completed through December 31, 1994 and $3,866 of the $4,833 severance accrued at December 31, 1993 was paid at December 31, 1994 in accordance with the Company's plan. The remaining severance amounts were substantially paid before December 31, 1995 in accordance with the severance contract terms.

Lease termination costs in the Year Ended December 31, 1994 relate to the closure of the Aris facility in California. Lease termination costs in the Transition Period represent costs associated with the closure of the Power Up catalog operations and the shutdown of the manufacturing facility in Charlestown, MA in connection with the consolidation of the Company's production facilities. In addition, offices were vacated in Toronto, Boca Raton, Novato and San Mateo. These facilities were consolidated into one central location in Cambridge, MA. The amount accrued at December 31, 1993 for lease termination costs was $2,254, of which $1,341 had been paid through December 31, 1994. The balance was substantially paid before December 31, 1995 in accordance with lease terms.

In the Year Ended December 31, 1994, the Company sold its Lansa operations to Insight Business Consultants Inc. ("Insight"), a company of which an executive officer of the Company is the majority shareholder, in exchange for $650, which was paid by the forgiveness of $250 of amounts payable to Insight by the Company and $400 as a note receivable to be paid evenly over an eight month period (the "Note"), which has been collected as of December 31, 1995. In connection with the sale of Lansa, the Company has recognized a gain of $778 in the Year Ended December 31, 1994.

During the Year Ended December 31, 1994, the Company settled a judgment issued by the Supreme Court of Australia commenced by Perfect Information Pty. Limited. A reserve of $3,658 had been recorded to reflect the original amount of the judgment and related legal fees. In August 1994, the Company reached a revised settlement agreement with the plaintiff and agreed to pay a total of $2,400 in four equal installments. Accordingly, a reversal of the overaccrual of $1,096 was recorded in the Year Ended December 31, 1994.

During 1994, the Company entered into a settlement agreement with Computer Associates ("CA") with respect to an action, captioned Parsons Technology Inc.
v. Computer Associates which alleged that CA's tax preparation software package, CA-Simply Tax (previously known as EasyTax), infringed upon certain of Parson's copyrights. As a result of the sale of EasyTax to CA, SoftKey was required to indemnify CA for any loss it might suffer as a result of the Parson's litigation. The settlement agreement reached between the Company, CA and Parsons released the Company from its indemnification commitment in connection with the Parson's litigation. The Company has expensed a total of $900 in 1994, net of insurance proceeds, related to this settlement.

The provision for litigation of $5,817 in the Transition Period Ended December 31, 1993 relates to a settlement award of $2,617, which includes legal fees, made by the American Arbitration Association on December 3, 1993 in connection with a claim made against Spinnaker on April 27, 1992 by Software Publishing Corporation, which has been subsequently paid, and a settlement with a distributor in Chapter 11 bankruptcy proceedings which had filed a motion for authority to assume certain purchase orders issued to the Company, for which the Company recorded a provision of $3,200 for the settlement and related legal fees. The settlement of $3,200 includes $495, which was settled by the issuance of 40,825 shares of common stock.

Other Income (Expense)

Other expense decreased to $535 in the Year Ended December 31, 1994 from $744 in the Transition Period Ended December 31, 1993 primarily due to lower interest expense as a result of the conversion of the $3,000 term debt due to Phemus Corporation ("Phemus"), a former stockholder, into equity in February 1994 and the conversion of Cdn$12,650 convertible debentures into equity in September and October 1994.

RESULTS OF OPERATIONS - TRANSITION PERIOD ENDED DECEMBER 31, 1993 AS COMPARED TO YEAR ENDED JUNE 30, 1993

Results of operations for the Transition Period Ended December 31, 1993 include amounts for a six month period, while results for the year ended June 30, 1993 include amounts for a twelve month period. Results (in terms of dollar amounts) for these periods are not directly comparable. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of total revenues.

Revenues

Revenues by geographic region for the Transition Period Ended December 31, 1993 and the year ended June 30, 1993 are as follows:

                       Transition
                      Period Ended                          Year Ended
                      December 31,       % of total          June 30,         % of total
                         1993             revenues            1993            revenues
                     -------------      ------------     ---------------    ------------
North America          $ 36,051                87          $ 94,214                86
Europe                    4,296                10             8,901                 8
Other                     1,298                 3             6,589                 6
                       --------          --------          --------          --------
  Total                $ 41,645               100          $109,704               100
                       ========          ========          ========          ========

Revenues in the Transition Period Ended December 31, 1993 are lower due to the seasonal nature of revenues from income tax software and related services and an increase in provision for returns. The Company recorded provisions for returns and allowances of $15,424 in the Transition Period Ended December 31, 1993 as compared to $5,205 in the year ended June 30, 1993. The increase in provision relates primarily to returns related to discontinued products, specific customer situations and known returns in the retail channel. The majority of revenues from sales of income tax software and related services occur in the first six months of the calendar year to correspond with the income tax filing requirement period. Revenues for the Transition Period Ended December 31, 1993 are also lower due to the disposition of Insight Business Consultants ("Insight"), in May 1993. This decrease is partially offset by the inclusion of results of the Power Up catalog operation for the entire Transition Period Ended December 31, 1993 as compared to the inclusion of such results for a limited period following its acquisition (March 29, 1993) in the year ended June 30, 1993.

European revenues increased as a percentage of total revenues in the Transition Period Ended December 31, 1993 as compared to the year ended June 30, 1993 due to an increase in sales in the OEM market, primarily in Italy. Revenues in other geographic regions include those in Latin America, the Pacific Rim and Barbados. Revenues in the Pacific Rim declined due to closure of the Company's office in Singapore. This decline was partially offset by an increase in revenues in Japan due to increased customer demand for consumer software products.

Costs and Expenses

Costs and expenses and their respective percentages of revenues for the Transition Period Ended December 31, 1993 and the year ended June 30, 1993 are as follows:

                                       Transition
                                      Period Ended
                                      December 31,       % of total          Year Ended       % of total
                                           1993           revenues          June 30, 1993      revenues
                                      --------------     -----------        -------------    -------------
Costs of production                      $ 27,748                67          $ 49,993                46
Sales, marketing and support               19,322                46            38,014                35
General and administrative                 15,598                37            24,278                22
Research and development                    2,563                 6             8,198                 7
Amortization and merger related
      charges                              45,471               110            46,202                42
                                         --------          --------          --------          --------
  Total                                  $110,702               266          $166,685               152
                                         ========          ========          ========          ========

Costs of production as a percentage of revenues increased to 67% in the Transition Period Ended December 31, 1993 from 46% in the year ended June 30, 1993. The increase in costs of production as a percentage of revenues results primarily from lower revenues due to increased provisions for returns and the fact that revenues from the sale of income tax software, which have lower costs of production as a percentage of revenues than the rest of the Company's operations, seasonally occur in the first six months of the calendar year, as described above. Revenues from the Power Up catalog operation, which have a higher cost of production than the rest of the Company's operations, were included for the entire Transition Period Ended December 31, 1993 as compared to the inclusion of such revenues for a limited period under purchase accounting following the acquisition (March 29, 1993) in the year ended June 30, 1993.

Costs of production are comprised of, among other things, the costs of product documentation, packaging and disks. Other items included in cost of revenues are royalties to third-party developers and reserves for obsolete inventory.


Sales, marketing and support and general and administrative expenses increased as a percentage of revenues due primarily to lower net revenues due to higher provisions for returns, and to lower income tax software revenues during the Transition Period Ended December 31, 1993, reflecting the seasonality of income tax software and related service revenues. The inclusion of results of the Power Up catalog operation for the entire Transition Period Ended December 31, 1993, as compared to the inclusion of such results from March 29, 1993 through June 30, 1993, also contributed to the increased costs as a percentage of revenues as the catalog operations have higher sales and marketing costs as a percentage of revenues.

Research and development costs decreased as a percentage of revenues to 6% in the Transition Period from 7% in the year ended June 30, 1993. The decrease is primarily due to a reduction in development activities at the Novato, California facility due to its closure and reduced development expenditures on DOS-based titles (including without limitation WordStar word processing products).

Amortization and merger related charges decreased to $45,471 in the Transition Period from $46,202 in the year ended June 30, 1993. Merger costs in the Transition Period Ended December 31, 1993 include costs which were probable and reasonably estimated at December 31, 1993 and related to the Three-Party Combination. Amortization and merger related charges consist of the following:

                                                        Transition
                                                       Period Ended    Year Ended
                                                       December 31,      June 30,
                                                           1993            1993
                                                       ------------    ----------
 Amortization of technology and product related
         costs                                            $15,521        $ 9,463
 Amortization of goodwill and other assets                  8,082              -

 Professional fees and other transaction costs              8,705          3,424
 Provision for litigation                                   5,817          3,200
 Employee severance                                         4,429          3,975
 Termination of leases                                      1,533          2,792
 Charge for incomplete technology                               -         19,051

 Other                                                      1,384          4,297
                                                          -------        -------
         Total                                            $45,471        $46,202
                                                          =======        =======

During the Transition Period Ended December 31, 1993, in connection with the Three-Party Combination, the Company recorded amortization and write-downs of technology and product related assets of $15,521 due to a change in the consumer software marketing strategy of the Company. The Company decided to approach consumer software distribution through fixturing, specialty shelf space and direct merchandising and marketing with the retailer and customer. The new marketing strategy focuses on new products, and an increase in the number of available offerings of consumer software and recognizes a reduction in product shelf life. The Company has also reduced its dependence on predominantly internally developed products, and its new product introduction strategy includes a higher number of products originating from its external developer relationships through licensing contracts. As a result of the new marketing strategy, the Company decided to phase out certain brands (primarily the PFS: brand) and recorded expenses of $15,521 in the Transition Period Ended December 31, 1993 related to write-downs of capitalized software development costs, prepaid royalties, including a loss on disposition of the EasyTax product line of $710, trademarks and technology rights.

Amortization of goodwill and other assets increased by $8,082 in the Transition Period as compared to the year ended June 30, 1993 because in connection with its change in marketing strategy the Company's Power Up catalog operation was discontinued. As a result, the Company recorded an expense of $4,205 in the Transition Period Ended December 31, 1993 to reflect a write-down to net realizable value of certain trademarks and mailing lists. The Company also recorded an expense of $3,877 in the Transition Period Ended December 31, 1993 to record a write-down to net realizable value of the Lansa license.

Professional fees and other transaction costs relate primarily to investment banking, legal and accounting fees in connection with the Three-Party Combination. The amount accrued at December 31, 1993 of $5,954 includes $1,781 which was paid through the issuance of 129,555 shares of common stock.

Employee severance relates to employee terminations primarily in the areas of product development, technical support, customer service, finance and administration. Substantially all employee terminations were completed through December 31, 1994 and $3,866 of the $4,833 severance accrued for at December 31, 1993 has been paid in accordance with the Company's plan. The remaining severance amounts were substantially paid before December 31, 1995 in accordance with the severance contract terms.

Lease termination costs represent costs associated with the closure of the Power Up catalog operations and the shutdown of the manufacturing facility in Charlestown, MA in connection with the consolidation of the Company's production facilities. In addition, offices were vacated in Toronto, Ontario; Boca Raton, FL; Novato, CA; and San Mateo, CA. These facilities were consolidated into one central location in Cambridge, MA. The amount accrued at December 31, 1993 for lease termination costs was $2,254, which has been paid.

The provision for litigation of $5,817 in the Transition Period Ended December 31, 1993 relates to a settlement award of $2,617, which includes legal fees, made by the American Arbitration Association on December 3, 1993 in connection with a claim made against Spinnaker on April 27, 1992 by Software Publishing Corporation, which has been subsequently paid, and a settlement with a distributor in Chapter 11 bankruptcy proceedings which had filed a motion for authority to assume certain purchase orders issued to the Company, for which the Company recorded a provision of $3,200 for the settlement and related legal fees. The settlement of $3,200 includes $495 which was settled by the issuance of 40,825 shares of common stock. The provision for litigation of $3,200 in the year ended June 30, 1993 relates to a judgment entered against WordStar in May 1993 in the Superior Court in Australia in a lawsuit commenced by Perfect Information Pty Limited, which was settled in August 1994.

In the year ended June 30, 1993, the Company recorded a total of $46,202 of amortization and merger related charges. These charges related to the write-down of intangible assets to net realizable value of $9,463 in connection with the acquisition of ZSoft, write- downs of certain discontinued products and the disposal of the operations of Insight. In addition, legal and professional fees and other transaction costs of $3,424 related primarily to the Three-Party Combination and employee severance related to staff reductions at the Company's Novato, CA; European, Boca Raton, FL and Insight operations of $3,975 were recorded. The Company also recorded a provision for termination of various leases in connection with facility closures as a result of the Three-Party Combination, settlement of lease commitments for unoccupied space which has no planned future use and settlement of lease commitments in connection with the disposal of the Insight operations of $2,792, and other merger-related costs of $4,297 related to the acquisition of ZSoft and the Three-Party Combination.

The charge of $19,051 for purchased research and development during the year ended June 30, 1993 relates to the purchase of in- process technology for $14,051 by Spinnaker in connection with its acquisition of Power Up and the purchase by Former SoftKey of certain CD-ROM and other products under or proposed for development for $5,000.

Other Income (Expense).

Other expense increased to $744 in the Transition Period Ended December 31, 1993 from $166 in the year ended June 30, 1993 primarily due to lower interest income resulting from lower average cash balances during the period.

LIQUIDITY AND CAPITAL RESOURCES

The market for personal computer software has been characterized by shifts in product popularity and sales volume and is also subject to seasonal and technological change. In light of these factors, there can be no assurance that the Company's current and planned products will continue to receive the same level of customer acceptance and price level support as they have in the past. In the event that historical customer acceptance and price level support declines, the Company's liquidity will decline.

Cash and cash equivalents increased from $12,205 at December 31, 1994 to $77,832 at December 31, 1995. During the Year Ended December 31, 1995, the Company completed several financing transactions. These include an issuance of 2,713,106 shares of common stock in an underwritten public offering, which generated $74,434 to the Company, a private offering of $350,000 principal amount 5 1/2% Senior Convertible Notes due 2000 and a private offering of $150,000 principal amount 5 1/2% Senior Exchangeable/Convertible Notes due 2000 to Tribune Company. Each of the senior notes are redeemable by the Company on or after November 2, 1998 at declining redemption prices. Interest is due semi-annually on May 1 and November 1 of each year. In addition, the Company generated approximately $28,000 of proceeds from exercise of employee stock options and warrants during the year. On December 27, 1995, the Company's merger agreement with The Learning Company became effective. As of December 31, 1995, the Company paid a total $517,809 in cash for 7,674,393 shares of The Learning Company. The Company will acquire the remaining 375,602 Learning Company shares not yet tendered at December 31, 1995 for $25,353 cash. The remaining amounts due to the former stockholders of The Learning Company of $25,353 were substantially paid following year end. The Company expects the merger related costs accrued at December 31, 1995, totaling $40,089 to be paid over the next twelve months, which will reduce the Company's cash balances. On July 21, 1995, the Company acquired tewi for a combination of cash and stock. In connection with this acquisition, the Company issued 99,045 shares of common stock and paid $12,688 in cash.

Cash generated from operations during the Year Ended December 31, 1995 was $23,593. During the Year Ended December 31, 1995 the Company had a reduction of $7,341 in merger and legal related amounts payable. Accounts receivable and inventories have increased somewhat over prior years, before effect of acquired companies, due to an increase in the number and mix of customers serviced and the number of product offerings.

In February 1996, SoftKey Inc., a wholly owned subsidiary of the Company, amended its revolving line of credit (the "Line"), to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1997 and bear interest at the prime rate (8 1/2% at December 31, 1995). The Line is subject to certain financial covenants, is secured by a general security interest in the assets of SoftKey Inc. and certain other subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. The full amount of the Line is available at December 31, 1995.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U.S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries. The Company also conducts its tax software business in Canada. In order to mitigate any foreign currency exposure in Canada the Company has purchased a Cdn $6,000 foreign exchange option contract expiring on March 29, 1996.

The Company believes that its existing cash balances are sufficient to meet its current and planned requirements for the foreseeable future.

Cash flow from operations on a short-term basis is positively impacted by the seasonality of the income tax software business in the first two quarters of the calendar year. At the present time, the Company expects that its cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer market. The Company is continuously evaluating products and technologies for acquisitions, however, no estimate of short-term or long-term cash requirements for such acquisitions can be made at this time.

FUTURE OPERATING RESULTS

The Company's future operating results are subject to a number of uncertainties, including its ability to develop and introduce new products, the introduction of competitive products and general economic conditions. In addition, the Company expects the level of competition in the consumer software industry will become more intense and that companies with greater access to capital, new products and retail shelf space may enter its market. In addition, should competitors of the Company continue to consolidate, it will increase the risk associated with channel management and product offerings.

The Company has recently completed the acquisitions of The Learning Company and Compton's and may plan to seek acquisitions of businesses, products or technologies in the future that are complementary to its current business. In addition, the Company has entered into a definitive merger agreement with MECC. The consummation of this merger is subject to, among other things, stockholder approval of both the Company and MECC. There can be no assurance that the Company will not encounter difficulties in integrating these or future
businesses, products or technologies.   As a result of the acquisitions in 1995
and the proposed acquisition of MECC, the Company will have substantial amounts of non-cash amortization of goodwill and intangible assets over the next few years. This will result in operating losses in the future.

The rate of change in the consumer software industry has continued to increase in the Year Ended December 31, 1995. As consumers have become more accustomed to purchasing multimedia software the Company believes they have developed, and will continue to develop, increased sophistication with respect to the content and quality of their software purchases, demanding increasingly full featured and content rich programs. In addition, the development time for new platforms on which the Company's products run is decreasing, requiring the Company to update or discontinue products at shorter intervals. The Company also anticipates that the future demand for on-line and Internet compatible products will increase and it will be required to continuously re-evaluate its product strategy. The Company continually assesses and re-defines its existing distribution strategy to meet these future demands. These factors make the Company's future revenue and profitability increasingly unpredictable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements set forth on page 28 hereof.

                           SOFTKEY INTERNATIONAL INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                Page
                                                                                ----
Reports of Independent Accountants ...........................................   29

Consolidated Balance Sheets as of December 31, 1995 and 1994 .................   33

Consolidated Statements of Operations for the Years Ended
     December 31, 1995 and 1994, Transition Period Ended December 31, 1993
     and the year ended June 30, 1993 ........................................   34

Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years Ended December 31, 1995 and 1994, Transition Period Ended
     December 31, 1993 and the year ended June 30, 1993 ......................   35

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995 and 1994, Transition Period Ended December 31, 1993
     and the year ended June 30, 1993 ........................................   36

Notes to Consolidated Financial Statements ...................................   38

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and the Board of Directors of SoftKey International Inc.:

We have audited the accompanying consolidated balance sheets of SoftKey International Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for
each of the two years in the period ended December 31, 1995.   These financial
statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SoftKey International Inc. as of December 31, 1995 and 1994 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we have also audited the related financial statement schedule. In our opinion, this financial statement schedule for each of the two years in the period ended December 31, 1995 when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Boston, Massachusetts                                   COOPERS & LYBRAND L.L.P.
February 20, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
SoftKey International Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of SoftKey International Inc. and subsidiaries (the "Company") for the Transition Period from July 4, 1993 to December 31, 1993 and for the year ended June 30, 1993. These consolidated financial statements and the financial statement schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. As discussed in Notes 1 and 2, SoftKey Software Products Inc., Spinnaker Software Corporation ("Spinnaker") and WordStar International Incorporated ("WordStar") completed a three-way merger on February 4, 1994 (the "Three-Party Combination") that has been accounted for as a pooling-of-interests in the accompanying financial statements. We did not audit the financial statements or the financial statement schedules of Spinnaker or WordStar for the year ended June 30, 1993. Such financial statements and financial statement schedules are included in the accompanying consolidated financial statements of SoftKey International Inc. and reflect 55 percent of the consolidated total revenues the year ended June 30, 1993. The financial statements and financial statement schedules of Spinnaker and WordStar were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Spinnaker or WordStar, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SoftKey International Inc. and subsidiaries for the Transition Period from July 4, 1993 to December 31, 1993 and for the year ended June 30, 1993, in conformity with generally accepted accounting principles.

The report of Price Waterhouse LLP on the consolidated financial statements of Spinnaker as of June 30, 1993 and for the year then ended contains an explanatory paragraph relating to Spinnaker's ability to continue as a going concern as described in Note 12 of the consolidated financial statements of Spinnaker (not included herein).

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN  LLP


Boston, Massachusetts
January 16, 1995

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
WordStar International Incorporated:

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of WordStar International Incorporated and subsidiaries for the year ended June 30, 1993 (note presented separately herein). In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule (not presented separately herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and their cash flows of WordStar International Incorporated and subsidiaries for the year ended June 30, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


San Francisco, California
September 13, 1993

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Spinnaker Software Corporation


In our opinion, the consolidated statements of operations, of changes in stockholders' equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Spinnaker Software Corporation and its subsidiaries at June 30, 1993 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred a significant obligation from the resolution of an arbitration proceeding which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Price Waterhouse LLP

Boston Massachusetts
September 28, 1993, except as to Note 12, which is as of December 3, 1993

                           SOFTKEY INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 December 31,  December 31,
                                                                    1995          1994
                                                                 -----------   ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $  77,832      $  12,205
    Accounts receivable, less allowances for returns and            32,402         16,745
    doubtful accounts of $6,851 and $6,744, respectively
    Inventories                                                     18,997          9,795
    Other current assets                                            23,627          8,247
                                                                 ---------      ---------
                                                                   152,858         46,992
                                                                 ---------      ---------
Property and equipment, net                                         19,621          9,325
Goodwill and other intangible assets, net                          727,934         34,498
                                                                 ---------      ---------
                                                                 $ 900,413       $ 90,815
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                        $  47,485      $  22,956
    Merger related accruals                                         40,089          3,669
    Current portion of long-term obligations                           963          1,008
    Current portion of related party debt                            4,314          1,008
    Due to The Learning Company stockholders                        25,353           --
    Other current liabilities                                       12,743          2,830
                                                                 ---------      ---------
                                                                   130,947         31,471
                                                                 ---------      ---------
LONG-TERM OBLIGATIONS:
    Long-term debt                                                 350,651          9,103
    Related party debt                                             150,000          1,115
    Deferred income taxes                                           50,965          4,323
    Other long-term obligations                                      3,331          7,318
                                                                 ---------      ---------
                                                                   554,947         21,859
                                                                 ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value - Authorized - 60,000,000
shares; issued and outstanding 30,364,710 and 16,697,003
shares at December 31, 1995 and 1994, respectively                     304            167
Special voting stock - Authorized and issued - one share
representing the voting rights of 1,596,742 and 4,104,978
outstanding Exchangeable Shares (for common stock) at December
31, 1995 and 1994, respectively                                       --             --
Additional paid-in-capital                                         436,261        191,390
Accumulated deficit                                               (212,596)      (142,792)

Cumulative translation adjustment                                   (9,450)        (9,651)
Treasury stock, $0.01 par value,  130,995 shares at December
31, 1994                                                              --           (1,629)
                                                                 ---------      ---------
                                                                   214,519         37,485
                                                                 ---------      ---------
                                                                 $ 900,413      $  90,815
                                                                 =========      =========

  (The accompanying notes are an integral part of these consolidated financial statements)

                           SOFTKEY INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                     Years Ended             Transition
                                                     December 31,           Period Ended   Year Ended
                                              --------------------------     December 31,   June 30,
                                                  1995           1994           1993          1993
                                              -----------    -----------    -----------    -----------
 REVENUES                                     $   167,042    $   121,287    $    41,645    $   109,704

 COSTS AND EXPENSES:
    Costs of production                            53,070         37,885         27,748         49,993
    Sales, marketing and support                   38,370         27,274         19,322         38,014

    General and administrative                     20,813         21,259         15,598         24,278
    Research and development                       12,487          6,696          2,563          8,198
    Amortization and merger related charges       103,172          2,432         45,471         46,202
                                              -----------    -----------    -----------    -----------
            Total operating expenses              227,912         95,546        110,702        166,685
                                              -----------    -----------    -----------    -----------


 OPERATING INCOME (LOSS)                          (60,870)        25,741        (69,057)       (56,981)
                                              -----------    -----------    -----------    -----------

 OTHER INCOME (EXPENSE):
     Interest income                                6,020            520            639          1,799

     Interest expense                              (5,379)        (1,036)        (1,641)        (2,296)
     Other  income (expense), net                      64            (19)           258            331
                                              -----------    -----------    -----------    -----------
          Total other income (expense)                705           (535)          (744)          (166)
                                              -----------    -----------    -----------    -----------


 INCOME (LOSS) BEFORE TAXES                       (60,165)        25,206        (69,801)       (57,147)

 PROVISION FOR INCOME TAXES                         5,795          4,061          3,457            103
                                              -----------    -----------    -----------    -----------


 NET INCOME (LOSS)                            $   (65,960)   $    21,145    $   (73,258)   $   (57,250)
                                              ===========    ===========    ===========    ===========

 NET INCOME (LOSS) PER SHARE:
         Primary                              $     (2.65)   $      1.07    $     (5.01)   $     (4.36)

         Fully Diluted                        $     (2.65)   $      1.04    $     (5.01)   $     (4.36)

 WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING
         Primary                               24,855,000     19,672,000     14,618,000     13,129,000

         Fully Diluted                         24,855,000     21,115,000     14,618,000     13,129,000

 (The accompanying notes are an integral part of these consolidated financial statements)

                           SOFTKEY INTERNATIONAL INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                    Series A     Series B       Common Stock       Additional                  Cumulative
                                    Preferred    Preferred      ------------        Paid-In    Accumulated     Translation
                                      Stock        Stock      Shares     Amount     Capital      Deficit       Adjustment
                                    ---------    ---------    ------     ------    ----------  -----------     -----------
BALANCE, JUNE 30, 1992                 --           --        12,648      $ 126     $119,915    $ (32,300)       $  (548)
Stock issued under exercise of         --           --           161          2        1,360           --             --
    options and warrants
Stock issued under Lifetree            --           --            38         --          860           --             --
    Software, Inc. and N.B.I
    agreements
Sale of common stock                   --           --           573          6       12,116           --             --
Stock issued for settlement of         --           --            66          1        1,093           --             --
    expenses
Sale of Series B preferred and         --           50           382          4       22,896           --             --
    common stock
Translation adjustments                --           --            --         --           --           --         (6,254)
Net loss                               --           --            --         --           --      (57,250)            --
                                      ---          ---        ------      -----     --------    ---------        -------
BALANCE,  JUNE 30, 1993                --           50        13,868        139      158,240      (89,550)        (6,802)

Stock issued under exercise of         --           --             4         --           36           --             --
    options and warrants
Stock issued for settlement of         --           --             1         --           27           --             --
    expenses
Exercise of stock warrants             --           --           895          9        3,537           --             --
Preferred dividend                     --            2            --         --          810         (812)            --
Translation adjustments                --           --            --         --           --           --         (1,511)
Net loss duplicated in                 --           --            --         --           --          595             --
    consolidation
Net loss                               --           --            --         --           --      (73,258)            --
                                      ---          ---        ------      -----     --------    ---------        -------

BALANCE,  DECEMBER 31, 1993            --           52        14,768        148      162,650     (163,025)        (8,313)
Acquisition of Aris                    --           --           463          5            5         (230)            --
Acquisition of Compact                 --           --           409          4          848         (382)            --
Acquisition of SMC                     --           --           602          6        6,809           --             --
Spinnaker rights offering and          --          (52)        2,668         27           25           --             --
    redemption of Series B
    preferred stock
Issuance of Series A preferred         30           --            --         --        2,970           --             --
    stock upon conversion of
    Phemus debt
Preferred dividend                      3           --            --         --          297         (300)            --
Conversion of common stock to          --           --        (7,582)       (75)          75           --             --
    Exchangeable Shares
Conversion of Exchangeable             --           --         4,156         41          (41)          --             --
    Shares  to common stock
Conversion of debt to common           --           --           126          1        9,637           --             --
    stock
Conversion of Series A                (33)          --           268          3           30           --             --
    preferred stock to common
    stock
Treasury stock purchased               --           --            --         --           --           --             --
Stock issued under exercise of         --           --           648          6        5,811           --             --
    options and warrants
Stock issued for settlement of         --           --           171          1        2,274           --             --
    expenses
Translation adjustments                --           --            --         --           --           --         (1,338)
Net income                             --           --            --         --           --       21,145             --
                                      ---          ---        ------      -----     --------    ---------        -------
BALANCE, DECEMBER 31, 1994             --           --        16,697        167      191,390     (142,792)        (9,651)

Acquisition of Future Vision           --           --         1,135         11        8,455       (3,608)            --
Acquisition of tewi                    --           --            99          1        3,639           --             --
Acquisition of  The Learning           --           --            --         --       43,369           --             --
    Company
Acquisition of Compton's               --           --         5,053         51       86,634           --             --
Acquisitions of others                 --           --           262          3        2,673         (236)            --
Sale of  common stock                  --           --         2,713         27       73,584           --             --
Stock issued under exercise of         --           --         1,898         19       28,172           --             --
    options and warrants
 Treasury stock retirement             --           --            --         --       (1,629)          --             --
                                                                                        (25)           --             --
Conversion of Exchangeable             --           --         2,508         25           --           --             --
    Shares common stock
Translation adjustments                --           --            --         --           --           --            201
Net loss                               --           --            --         --           --      (65,960)            --
                                      ---          ---        ------      -----     --------    ---------        -------
BALANCE, DECEMBER 31, 1995             --           --        30,365      $ 304     $436,261    $(212,596)       $(9,450)
                                      ===          ===        ======      =====     ========    =========        =======

                                                       Total
                                                   Stockholders'
                                       Treasury        Equity
                                        Stock        (Deficit)
                                       --------    -------------
BALANCE, JUNE 30, 1992                 $  (144)     $  87,049
Stock issued under exercise of              --          1,362
    options and warrants
Stock issued under Lifetree                 --            860
    Software, Inc. and N.B.I
    agreements
Sale of common stock                        --         12,122
Stock issued for settlement of              --          1,094
    expenses
Sale of Series B preferred and              --         22,950
    common stock
Translation adjustments                     --         (6,254)
Net loss                                    --        (57,250)
                                       -------      ---------
BALANCE,  JUNE 30, 1993                   (144)        61,933

Stock issued under exercise of              --             36
    options and warrants
Stock issued for settlement of              --             27
    expenses
Exercise of stock warrants                  --          3,546
Preferred dividend                          --             --
Translation adjustments                     --         (1,511)
Net loss duplicated in                      --            595
    consolidation
Net loss                                    --        (73,258)
                                       -------      ---------

BALANCE,  DECEMBER 31, 1993               (144)        (8,632)
Acquisition of Aris                         --           (220)
Acquisition of Compact                      --            470
Acquisition of SMC                          --          6,815
Spinnaker rights offering and               --             --
    redemption of Series B
    preferred stock
Issuance of Series A preferred              --          3,000
    stock upon conversion of
    Phemus debt
Preferred dividend                          --             --
Conversion of common stock to               --             --
    Exchangeable Shares
Conversion of Exchangeable                  --             --
    Shares  to common stock
Conversion of debt to common                --          9,638
    stock
Conversion of Series A                      --             --
    preferred stock to common
    stock
Treasury stock purchased                (1,485)        (1,485)
Stock issued under exercise of              --          5,817
    options and warrants
Stock issued for settlement of              --          2,275
    expenses
Translation adjustments                     --         (1,338)
Net income                                  --         21,145
                                       -------      ---------
BALANCE, DECEMBER 31, 1994              (1,629)        37,485

Acquisition of Future Vision                --          4,858
Acquisition of tewi                         --          3,640
Acquisition of  The Learning                --         43,369
    Company
Acquisition of Compton's                    --         86,685
Acquisitions of others                      --          2,440
Sale of  common stock                       --         73,611
Stock issued under exercise of              --         28,190
    options and warrants
 Treasury stock retirement               1,629             --

Conversion of Exchangeable                  --             --
    Shares common stock
Translation adjustments                     --            201
Net loss                                    --        (65,960)
                                       -------      ---------
BALANCE, DECEMBER 31, 1995             $    --      $ 214,519
                                       =======      =========


       (The accompanying notes are an integral part of these consolidated financial statements)

                           SOFTKEY INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                  YEARS ENDED         TRANSITION
                                                                   DECEMBER 31,      PERIOD ENDED   YEAR ENDED
                                                              ---------------------   DECEMBER 31,   JUNE 30,
                                                                 1995        1994        1993          1993
                                                              ---------    --------    --------      --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                            $ (65,960)   $ 21,145    $(73,258)     $(57,250)
 Adjustments to reconcile net loss to net cash provided
   by (used for) operating activities:
           Depreciation, amortization and write-off of
             intangible assets                                   29,802       5,217      34,494        18,528
           Charge for purchased research and development         60,483           -           -        19,051
           Provision for returns and doubtful accounts           22,358      13,744      15,424         5,205
           Provision for product lines sold or discontinued           -           -         710         2,989
           Loss (gain) on disposition of property and
             equipment and products                                   -           -           7           874
           Other                                                      -           -       1,128        (1,341)
 Change in assets and liabilities (net of acquired assets
 and liabilities):

          Accounts receivable                                   (39,811)    (17,193)     (7,290)       (1,543)
          Inventories                                            (4,441)     (4,763)        751         1,469
          Other current assets                                    8,865      (2,460)     (1,487)           78
          Other long-term assets                                 11,990       1,380         757        (1,277)
          Accounts payable and accrued expenses                   3,600     (10,594)      6,208        (2,418)
          Merger related accruals                                (7,341)    (19,903)     13,568        10,004
          Other current liabilities                               6,342       2,676       2,766          (224)
          Other long-term obligations                            (2,294)         23         134          (318)
                                                              ---------    --------    --------      --------
 NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES            23,593     (10,728)     (6,088)       (6,173)
                                                              ---------    --------    --------      --------


 CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for businesses acquired, net of cash
        on-hand                                                (547,889)          -           -       (17,208)
      Purchases of property and equipment                        (7,811)     (5,514)     (1,130)       (2,931)
      Software development costs                                 (2,410)     (1,200)       (914)       (4,314)
      Royalty advances                                                -           -           -          (237)
      Purchase of marketable securities                               -           -           -        (5,670)
      Proceeds from sale of marketable securities                     -           -       1,400         5,245
      Sale (purchase) of intangible assets                            -           -       1,967        (3,727)
                                                              ---------    --------    --------      --------
 NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES:         (558,110)     (6,714)      1,323       (28,842)
                                                              ---------    --------    --------      --------


 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from sale of stocks, options and
        warrants                                                106,616       8,852       3,582        36,434
      Redemption of Series B preferred stock                          -      (4,660)          -             -
      Sale (repayment) of debentures                            500,000        (500)          -           500
      Borrowings under term notes and line-of-credit              3,150       7,700       3,196         1,900
      Payments on term notes and line-of-credit                  (8,815)     (2,500)     (6,316)       (3,258)
      Payments on capital lease obligations                      (1,008)       (904)       (138)         (385)
      Other                                                           -           -          62          (290)
                                                              ---------    --------    --------      --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                      599,943       7,988         386        34,901
                                                              ---------    --------    --------      --------

                                                              ---------    --------    --------      --------
 EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                        201      (1,138)       (753)         (681)
                                                              ---------    --------    --------      --------


 NET CHANGE IN CASH AND CASH EQUIVALENTS                         65,627     (10,592)     (5,132)         (795)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                12,205      22,797      27,929        28,724
                                                              ---------    --------    --------      --------


  CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  77,832    $ 12,205    $ 22,797      $ 27,929
                                                              =========    ========    ========      ========

 (The accompanying notes are an integral part of these consolidated financial statements)

                           SOFTKEY INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                 (IN THOUSANDS)



                                                                YEARS ENDED           TRANSITION
                                                                DECEMBER 31,         PERIOD ENDED     YEAR ENDED
                                                             -------------------      DECEMBER 31,     JUNE 30,
                                                              1995         1994          1993            1993
                                                             -------      ------      ------------    ----------
 SUPPLEMENTAL SCHEDULING OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 Common stock issued to acquire tewi                         $ 3,640      $   --        $   --          $   --
 Common stock issued to acquire Compton's                     86,685          --            --              --
 Common stock issued to acquire others                         4,967          --            --              --
 Increase in APIC due to value of in-the money
      employee stock options in connection with the
      acquisition of The Learning Company                     43,369          --            --              --
 Common stock issued for settlement of expenses                  111       2,275            27           1,094
 Conversion of debt to equity                                  3,471       9,638           700              --
 Common stock issued to purchase SMC                              --       6,815            --              --
 Equipment acquired under capital leases                         627       1,475            60             360
 Common stock issued on conversion of Series A preferred
      stock                                                       --       3,000            --              --
 Dividend on Series A preferred stock settled by issuance
      of common  stock                                            --         300            --              --
 Accounts payable converted to long-term debt                     --          --            --             700
 Common stock issued to N.B.I                                     --          --            --             860

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid (refunded) during period for:
 Interest                                                    $   524      $1,387        $1,006          $1,568
 Income taxes                                                    (12)       (254)        5,434           2,233

 (The accompanying notes are an integral part of these consolidated financial statements)

                           SOFTKEY INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


(1)     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

SoftKey International Inc. ("SoftKey" or the "Company") develops, publishes and markets consumer software in the education, reference, productivity lifestyle and, to a lesser extent, entertainment categories. The Company sells its products through mass merchants, office supply stores, software specialty stores, distributors, original equipment manufacturers (OEMs), and to end users through direct mail. The Company also develops and distributes income tax software products and offers computerized processing of income tax returns in Canada. The Company's principal market is in the United States and Canada.
The Company has international operations in Germany, Ireland, France, Israel, the United Kingdom, Japan and Australia.

On February 4, 1994, WordStar International Incorporated ("WordStar") completed a three-way business combination transaction (the "Three-Party Combination") with SoftKey Software Products Inc. ("Former SoftKey"), and Spinnaker Software Corporation ("Spinnaker") pursuant to a combination agreement dated as of August 17, 1993, as amended and restated (the "Combination Agreement"). The Three- Party Combination was accounted for as a pooling-of-interests. On February 4, 1994, WordStar changed its name to SoftKey International Inc.

The Company's fiscal year is the 52 or 53 weeks ending on or after December 31. For clarity of presentation herein, all references to December 31, 1995 relate to balances as of January 6, 1996, references to December 31, 1993 relate to balances as of January 1, 1994, the period from January 1, 1995 to January 6, 1996 is referred to as the "Year Ended December 31, 1995", the period from January 2, 1994 to December 31, 1994 is referred to as the "Year Ended December 31, 1994" and the period from July 4, 1993 to January 1, 1994 is referred to as the "Transition Period Ended December 31, 1993" or the "Transition Period".
For comparative purposes the unaudited results of operations for the six months ended December 31, 1992 include revenues of $60,076, a net loss of $9,482 and a net loss per share of $.82.

On December 22, 1995, the Company acquired control of The Learning Company for cash. On December 28, 1995, the Company acquired Compton's NewMedia, Inc. and Compton's Learning Company (collectively, "Compton's") in exchange for a combination of common stock and the assumption of certain intercompany indebtedness from Tribune Company. On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi") in exchange for a combination of cash and common stock. Each of these acquisitions was accounted for using the purchase method of accounting. On August 31, 1995, the Company acquired Future Vision Holding, Inc. ("Future Vision") for common stock. This transaction was accounted for using the pooling-of-interests method. The accompanying financial statements for years prior to the Year Ended December 31, 1995 do not include amounts related to Future Vision as they were deemed to be immaterial to the consolidated financial statements for those periods.

On October 30, 1995, the Company entered into a definitive merger agreement (the "Merger Agreement") with Minnesota Educational Computing Corporation
(MECC) ("MECC"), a publisher and distributor of high quality educational software for children, pursuant to which SoftKey is expected to acquire MECC in exchange for approximately 9,200,000 shares of SoftKey common stock, including transaction related costs value of stock options acquired with a total estimated purchase price of approximately $260,000 based upon the market value of SoftKey's common stock. During the first quarter of 1996, the parties reached agreement regarding the framework of a plan to implement SoftKey's strategic plan, including the business strategy and management responsibilities upon consummation of the transaction. The ultimate purchase price will depend upon the number of shares issued to acquire MECC, which will be in the range of approximately 7,150,000 to 9,200,000 shares of SoftKey common stock (which number could be increased to approximately 10,500,000 shares to the extent that outstanding options to purchase common shares of MECC, are exercised prior to the effective time of the merger), which will be dependent upon the volume weighted average of the closing prices for SoftKey common stock on the Nasdaq National Market ("NNM") for the twenty full trading days ending on the third full trading day prior to the effective time of the merger of a wholly owned subsidiary of SoftKey with MECC, as contemplated by the merger agreement. The closing of this transaction is subject to, among other things, stockholder approval of both the Company and MECC. The transaction will be accounted for as a purchase.

On June 15, 1994 and July 5, 1994, respectively, the Company acquired Aris Multimedia Entertainment, Inc. ("Aris") and Compact Publishing, Inc. ("Compact"). Each of these combinations was accounted for using the pooling-of-interests method. The accompanying financial statements for years prior to the Year Ended December 31, 1994, do not include amounts related to Compact or Aris as they were deemed to be immaterial to the consolidated financial statements for those periods. On September 13, 1994, the Company acquired all the outstanding capital stock of Software Marketing Corporation ("SMC"). This transaction has been accounted for using the purchase method of accounting.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions regarding items such as return reserves and allowances, net realizable value of intangible assets and valuation allowances for deferred tax assets, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Former SoftKey's statements of cash flows and operations for the twelve months ended July 31, 1993 have been combined with those of Spinnaker for the year ended June 30, 1993 and those of WordStar for the year ended July 3, 1993. The duplication in the Transition Period of Former SoftKey's net loss for the one month period ended July 31, 1993 of $595 has been adjusted by a credit to accumulated deficit in the Transition Period.

Certain prior period amounts have been reclassified to conform with current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Revenue Recognition

Revenues are primarily derived from the sale of software products and software licensing arrangements. Revenues from the sale of software products is recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Costs related to insignificant post shipment technical support and other obligations are accrued when revenue is recognized for the sale of the related products. Allowances for estimated returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The estimates determined for reserves for returns and allowances are based upon information available at the reporting date. To the extent the future market, sell through experience, channels of distribution and general economic conditions change, the estimated reserves required for returns and allowances may also change. Revenues from royalties pursuant to license arrangements is recognized as earned based upon performance or product shipments.

Cash Equivalents

Cash equivalents are valued at cost, which approximates market value, and consist principally of commercial paper, bankers' acceptances, short-term government securities and money market accounts. The Company considers all such investments having original maturities of less than 90 days to be cash equivalents.

Inventories

Inventories are stated at the lower of weighted average cost or net realizable value, and include third-party assembly costs, CD-ROM diskettes, manuals and an allocation of fixed overhead.


                                                       December 31,
                                                 ----------------------
                                                   1995           1994
                                                 -------         ------
       Components                                $ 2,526         $2,475

       Finished goods                             16,471          7,320
                                                 -------         ------
                                                 $18,997         $9,795
                                                 =======         ======

Property and Equipment

Property and equipment are stated at the lower of cost, net of accumulated depreciation or net realizable value. Depreciation is calculated using accelerated and straight-line methods over the following useful lives:

     Building                              40 years
     Computer equipment                    3-5 years
     Furniture and fixtures                3-5 years
     Leasehold improvements                Shorter of the life of the lease
                                           or the estimated useful life

Goodwill and Intangible Assets

The excess cost over the fair value of net assets acquired, goodwill, is amortized on a straight-line basis over 2 years, except for the goodwill associated with the Company's Canadian income tax software business, which is being amortized on a straight-line basis over its estimated useful life of 40 years. The cost of identified intangible assets is generally amortized on a straight-line basis over its estimated useful life of 2 to 7 years. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt financing. The carrying value of goodwill and intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment.
To date no such impairment has occurred. Should there be an impairment in the future, the Company will measure the amount of the impairment based on discounted expected future cash flows. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time. Goodwill and other intangible assets have been presented net of accumulated amortization of $21,916 and $3,687 as of December 31, 1995 and 1994, respectively.

         Description                         Estimated          Net Balance at
         -----------                       useful life in        December 31,
                                               years                  1995
                                           --------------       --------------
         Goodwill                             2 and 40             $580,165
         Purchased technology and
             product related costs             1 to 2               123,929
         Brands                                  7                   10,798
         Deferred financing costs                5                   11,188
         Other intangibles assets                3                    1,854
                                                                   --------
                                                                   $727,934
                                                                   ========


The Company operates in a highly competitive and technology driven environment. The consumer software industry is undergoing substantial change and is subject to a high level of uncertainty. The Company has estimated the useful life of the majority of its goodwill and acquired technology to be a short period based upon rapidly changing industry trends, an intense competitive environment, changing technology trends and rapidly changing customer preferences for the

Company's products and other anticipated economic factors.   Should the
Company's business environment or conditions of business change, it may result in an impairment of these assets and may in turn result in an adjustment of the future carrying values.

Research and Development Costs

Research and development costs are expensed as incurred. Development costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. As discussed in Note 9, the Company changed its marketing strategy in connection with the Three-Party Combination, which resulted in a significant write-down of capitalized software development costs during the Transition Period Ended December 31, 1993. Consistent with the Company's revised marketing strategy, capitalized software development costs are being amortized on a straight-line basis over the estimated product life, generally twelve months. During the Year Ended June 30, 1993 the Company had amortized capitalized software development costs generally over three years or based on the ratio of current revenues to total projected revenues, whichever was greater.

Income Taxes

Deferred tax liabilities and assets are determined based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation

The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period end exchange rates. Revenues and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been accumulated and are included as a separate component of stockholders' equity.

Computation of Earnings Per Share

Net income (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible debentures and notes, convertible Series A and Series B preferred stock and stock options and warrants using the treasury stock method. The computations do not include common stock equivalents where the effect would be antidilutive. Primary earnings per share computations differ from fully diluted earnings per share due to the exclusion of the dilutive effect of convertible debentures and notes plus the effect of using the average price of the Company's common stock versus the ending price in the treasury stock computation.


(2) BUSINESS  COMBINATIONS

Three-Party Combination

In connection with the Three-Party Combination, each Former SoftKey stockholder was entitled to receive, for each share held, .36 shares of the Company's common stock or .36 Exchangeable Non-Voting Shares (the "Exchangeable Shares") of SoftKey Software Products Inc. ("SoftKey Software"), the successor by amalgamation to Former SoftKey. Upon completion of the Three-Party Combination, the Company issued Former SoftKey stockholders a total of 1,354,219 shares of common stock and 7,582,498 Exchangeable Shares. The Company also issued a special voting share (the "Voting Share") which has a number of votes equal to the number of Exchangeable Shares outstanding. The holder of the Voting Share is not entitled to dividends and shall vote with the common stockholders as a single class. The Exchangeable Shares may be exchanged for the Company's common stock on a one-for-one basis until February 4, 2005, at which time any outstanding Exchangeable Shares automatically convert to shares of the Company's common stock. Each share of Spinnaker common stock was converted into .1624 shares of the Company's common stock. In connection with the Three-Party Combination and the Spinnaker rights offering, the Company issued a total of 5,887,295 shares of common stock to the former Spinnaker stockholders. In addition, the Company issued 129,555 shares of common stock valued at $1,781 as payment for certain investment banking fees incurred in connection with the Three-Party Combination.

The following information presents the operating results of WordStar, Spinnaker and Former SoftKey, as previously reported, for the periods preceding the merger and combined restated operating results to reflect the Three-Party
Combination:

                                                           FORMER                     COMBINED
                              WORDSTAR      SPINNAKER      SOFTKEY    ELIMINATIONS    RESTATED
 Transition Period
      Revenues                $ 14,881      $ 21,758      $  8,540      $(3,534)     $  41,645
      Net loss                  (7,369)      (34,069)      (30,857)        (963)       (73,258)

 Year ended June 30, 1993
      Revenues                $ 29,967      $ 31,345      $ 50,142      $(1,750)     $ 109,704
      Net loss                 (27,484)      (22,648)       (5,845)      (1,273)       (57,250)

There were no adjustments to the above separate results to conform the separate entities in the application of generally accepted accounting principles.

Compton's

On December 28, 1995, SoftKey acquired Compton's, developers and publishers of educational multimedia titles. In and in connection with the acquisition, SoftKey issued a total of 5,052,697 shares of SoftKey common stock, which included 587,036 shares of common stock to settle $14,000 of intercompany debt due to Tribune Company and executed a promissory note for $3,000 in cancellation of the remaining intercompany debt. The total purchase price was $104,394, including estimated transaction costs, deferred income taxes related to certain identifiable intangible assets acquired, settlement of certain intercompany debt to Tribune Company and the fair value of net liabilities assumed.

The Learning Company

On December 22, 1995, SoftKey acquired control of The Learning Company, a leading developer of educational software products for use at home and school. Under the terms of the merger agreement, SoftKey acquired, in a two-step business combination, all of the outstanding shares of The Learning Company for total consideration of approximately $684,066, including the value of stock options assumed, estimated transaction related costs and deferred income taxes related to certain identifiable intangible assets acquired. Approximately 1.1 million unvested employee stock options of The Learning Company were converted into options to purchase 3,123,000 shares of SoftKey common stock, based on the merger consideration of $67.50 per share and were vested on or before January 26, 1996. Approximately $543,163 of the purchase price was settled in cash.


tewi Verlag GmbH

On July 21, 1995, the Company acquired tewi, a publisher and distributor of
CD-ROM software and computer-related books, located in Munich, Germany.   The
purchase price was settled by a combination of cash and issuance of common stock. The Company issued 99,045 shares of common stock valued at $3,640 and may issue additional shares of common stock to a former shareholder of tewi pursuant to an earn-out agreement. The Company paid cash consideration of $12,688 for tewi. The additional shares issuable under the earn-out agreement have been treated as contingent consideration and will be recorded as goodwill if and when certain future conditions are met.

The purchase price for the 1995 acquisitions has been allocated based on fair value as follows:

                                                     The
                                                   Learning
                                        tewi        Company     Compton's      Others        Total
                                      -------      --------     --------      -------      --------
 Purchase Price                       $16,915      $684,066     $104,394      $ 8,571      $813,946
 Less: Fair value of net tangible
 assets (liabilities)                  (3,757)       72,595      (12,075)      (1,102)       55,661
                                      -------      --------     --------      -------      --------
 Excess to allocate                    20,672       611,471      116,469        9,673       758,285
                                      -------      --------     --------      -------      --------
 Less: excess allocated to:
       Incomplete technology                -        41,409       19,074            -        60,483
       Completed  technology and
         products                           -       100,171       22,483            -       122,654
       Brands and trademarks                -         9,759        1,100            -        10,859
                                      -------      --------     --------      -------      --------
                                            -       151,339       42,657            -       193,996
                                      -------      --------     --------      -------      --------
 Goodwill                             $20,672      $460,132     $ 73,812      $ 9,673      $564,289
                                      =======      ========     ========      =======      ========


The Company engaged a nationally recognized, independent appraiser to express an opinion on the Company's estimated fair market value of a substantial portion of the assets acquired, to serve as a basis for the allocation of the purchase price. The Company primarily used the income approach to determine the fair market value of the identified intangible assets acquired. The debt-free cash flows, net of provision for operating expenses, were discounted to a net present value. The value of certain completed technology was based upon comparable fair values in the open market. Software technology was divided into two categories. Software technology and products under development not considered to have reached technological feasibility were expensed on acquisition. Software technology and products currently available in the market place as of the acquisition date and brands and trademarks were recorded as assets and are being amortized on a straight-line basis over their estimated useful lives of two and seven years, respectively.

Each of the above 1995 acquisitions was accounted for using the purchase method of accounting. The pro forma adjustments detailed below include the effect of amortization of intangible assets and goodwill related to the acquisitions over their estimated useful lives of two years and the interest expense related to the $500,000 of debt for the period prior to acquisition or issuance, net of any related income tax effects. Unaudited pro forma results of operations for the transactions accounted for using the purchase method of accounting as though the acquisitions had occurred at the beginning of the Years Ended December 31, 1995 and 1994 are as follows:


      Year Ended                                                  The Learning     Pro forma    Pro forma
   December 31, 1995         SoftKey       tewi        Compton's     Company      Adjustments    Combined
- --------------------        -----------------------------------------------------------------------------
 Revenues                   $167,042      $ 3,720      $ 23,204      $60,698           $ -      $ 254,664
 Operating income            (60,870)      (3,589)      (13,904)      10,874      (321,830)      (389,319)
 (loss)
 Net income (loss)           (65,960)      (3,643)       (9,626)       7,398      (310,112)      (381,943)
 Net income (loss) per
   share                    $  (2.65)                                                           $  (12.95)


       Year Ended
   December 31, 1994
- --------------------
 Revenues                   $121,287      $12,320      $ 42,575      $44,761      $      -      $ 220,943
 Operating income             25,741         (666)      (13,850)       6,252      (344,064)      (326,587)
 (loss)
 Net income (loss)            21,145         (757)       (9,225)       4,979      (333,861)      (317,719)
 Net income (loss)
   per share                $   1.04                                                            $  (13.32)


Future Vision Holding, Inc.

On August 31, 1995, the Company acquired all of the issued and outstanding capital stock of Future Vision, a multimedia software company, in exchange for
the issuance of 1,088,149 shares of common stock of the Company.   This
acquisition has been accounted for using the pooling-of-interests method of accounting. The financial statements for periods prior to the Year Ended December 31, 1995 do not include amounts for this acquisition as they were deemed to be immaterial to the consolidated financial statements for those periods.

Aris Multimedia Entertainment, Inc.

On June 15, 1994, the Company acquired the outstanding capital stock of Aris in exchange for 462,822 shares of the Company's common stock. This acquisition has been accounted for as a pooling-of-interests. The accompanying financial statements for periods prior to the Year Ended December 31, 1994 do not include amounts for this acquisition as they were deemed to be immaterial.

Compact Publishing Inc.

On July 5, 1994, the Company acquired the outstanding capital stock of Compact in exchange for 409,407 shares of the Company's common stock. This acquisition has been accounted for as a pooling-of-interests. The accompanying financial statements for periods prior to the Year Ended December 31, 1994 do not include amounts for this acquisition as they were deemed to be immaterial.

Software Marketing Corporation

On September 13, 1994, the Company acquired the outstanding capital stock of SMC in exchange for 602,257 shares of the Company's common stock. Subsequent to the acquisition, 116,995 shares were repurchased by the Company for $1,485. The transaction has been accounted for using the purchase method of accounting. The purchase price was allocated as follows:


 Purchase Price                                                          $ 7,319
 Plus:  fair  value  of  net  tangible  liabilities assumed                2,836
                                                                         -------
 Excess to allocate                                                       10,155
                                                                         -------
 Identifiable intangible assets acquired:
    Non-compete agreement                                                    420
    Mailing list                                                             125
                                                                         -------
                                                                             545
                                                                         -------
 Goodwill                                                                $ 9,610
                                                                         =======

This acquisition was deemed to be immaterial for presentation of pro forma information purposes.


Power Up Software Corporation

In March 1993, the Company acquired the outstanding capital stock of Power Up Software Corporation ("Power Up"). The acquisition was accounted for as a purchase. The Power Up catalog operation has been closed (see Note 9-Amortization and Merger Related Charges). The purchase price was allocated as follows:


 Purchase Price                                                          $18,532
 Plus: fair value of net tangible liabilities assumed                      2,319
                                                                         -------
 Excess to allocate                                                       20,851
                                                                         -------
 Identifiable intangible assets acquired
        Incomplete technology                                             14,051
        Mailing lists                                                      3,000
        Trademarks                                                         2,000
        Software rights                                                    1,800
                                                                         -------
                                                                         $20,851
                                                                         =======

The following unaudited pro forma information reflects the combined results of operations of the Company and Power Up as if the acquisition had occurred on July 1, 1992, excluding the $14,051 non-recurring charge for incomplete technology recorded in the Year Ended June 30, 1993:

                                                      Proforma for
                                                     the Year Ended
                                                         June 30,
                                                          1993
                                                     --------------
                                                       (unaudited)
             Revenues                                  $134,278
             Net loss                                   (43,757)
             Net loss per share                           (3.33)

(3)        PROPERTY AND EQUIPMENT

                                                                     December 31,
                                                              -------------------------
                                                                1995             1994
                                                              --------         --------
 Building, land and leasehold improvements                    $  3,770         $ 1,084
 Computer equipment                                             22,695          12,151
 Furniture and fixtures                                          8,738           4,905
                                                              --------         -------
                                                                35,203          18,140
 Less:  accumulated depreciation
           and amortization                                    (15,582)         (8,815)
                                                              --------         -------
                                                              $ 19,621         $ 9,325
                                                              ========         =======


Included in computer equipment is equipment under capital lease of $3,340 and $3,731 at December 31, 1995 and 1994, respectively.


(4)        LONG-TERM DEBT

                                                            December 31,
                                                   ---------------------------
                                                     1995                1994
                                                   --------            -------
 Senior Convertible Notes                          $350,000            $     -
 Obligations under capital                            1,614              2,411
       leases
 Revolving line-of-credit                                 -              7,700
                                                   --------            -------
                                                    351,614             10,111

 Less: current portion                                 (963)            (1,008)
                                                   --------            -------
                                                   $350,651            $ 9,103
                                                   ========            =======

On October 23, 1995, the Company completed a private offering of $350,000 principal amount 5 1/2% Senior Convertible unsecured Notes due 2000 (the "Notes"), which are unsecured. The Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices of 102.2% on November 2, 1998, 101.1% on November 1, 1999 and 100% on or after November 1, 2000 and are convertible into common stock at a price of $53 of share. Interest is payable on the Notes semi-annually on May 1 and November 1 each year.

In February 1996, SoftKey Inc., a wholly owned subsidiary of the Company, amended its revolving line of credit (the "Line"), to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1997 and bear interest at the prime rate (8 1/2% at December 31, 1995). The Line is subject to certain financial covenants, is secured by a general security interest in the assets of SoftKey Inc. and certain other subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. There were no amounts drawn on the Line at December 31, 1995.


(5)     Related Party Debt

                                                                      December 31,
                                                            ----------------------------------
                                                                1995                  1994
                                                            ------------          ------------
 Senior Convertible/Exchangeable Notes                          $150,000               $
                                                                                             -

 Term Notes                                                        4,214                 1,928
 Accrued interest                                                    100                   195
                                                             -----------           -----------
                                                                 154,314                 2,123


 Less: current portion                                            (4,314)               (1,008)
                                                             -----------           -----------
                                                                $150,000                $1,115
                                                              ==========            ===========


On December 28, 1995, the Tribune Company made a strategic investment in the Company in the form of $150,000 principal amount 5 1/2% of Senior Convertible/Exchangeable Notes due 2000 (the "Tribune Notes"). The Tribune Notes are exchangeable into 5 1/2% Series C Convertible Preferred Shares (the "Preferred Shares") at the Tribune Company's option. Both the Tribune Notes and the Preferred Shares are convertible to common stock of the Company. The Tribune Notes and Preferred Shares will be redeemable by the Company on or after November 2, 1998 at declining redemption prices of 102.2% on November 2, 1998, 101.1% on November 1, 1999 and 100% on November 1, 2000 and are convertible into common stock at a price of $53 per share. The Tribune Notes rank pari passu with the Notes and are unsecured. Interest is payable on the Tribune Notes semi-annually on May 1 and November 1 each year.

In and in connection with the acquisition of Compton's from the Tribune Company, the Company issued a $3,000 note payable (the "Compton's Note"). The Compton's Note bears interest at a rate of 6 1/2% and is due December 28, 1996. At the Company's option it may repay the Compton's Note plus accrued interest in common stock on any of the three, six or nine month periods since issuance of the Compton's Note.

In addition, the Company has a term note payable to a former stockholder which was issued in August 1993. The amount due at December 31, 1995 and 1994 is $964 and $1,928, respectively. The remaining amount of the term note is repayable on February 4, 1996, and was repaid subsequent to year end. The term notes bears interest at the Adjusted Applicable Federal Rate (5.65% at December 31, 1995).

(6)     COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its business. Management does not expect the results of any of these actions to have a material effect on the operations or financial condition of the Company.

Lease Obligations

The Company leases office facilities and equipment under operating and capital leases. Rental expense for operating leases was approximately $2,308 and $1,756 for the Years Ended December 31, 1995 and 1994, respectively, $1,770 for the Transition Period and $4,013 for the year ended June 30, 1993. Future annual payments under capital and operating leases are as follows:

                                                        Capital         Operating
                                                         Leases           Leases
                                                         -------        ---------
                         1996                             $1,133          $ 5,286

                         1997                                412            4,068
                         1998                                159            2,996
                         1999                                 79            2,342
                         2000                                  -            2,171
                         Thereafter                            -            2,274
                                                         -------        ---------
                                                                          $19,137
                                                           1,783        =========
                         Less:   interest                   (169)
                         Less:   current portion            (963)
                                                         -------


                                                          $  651
                                                        ========


(7)     Common Stock

At December 31, 1995, the Company has reserved for issuance approximately 3,661,631 shares of its common stock related to options and warrants plus reserved a further 3,122,823 related to The Learning Company employee stock options. In addition, the Company has reserved a total of 9,433,962 shares of its common stock for issues related to the Notes and the Tribune Note. In connection with the Three-Party Combination, the Company has reserved at December 31, 1995 1,596,742 shares of its common stock for issuance related to the Exchangeable Shares. The Exchangeable Shares are represented by the one share of Special Voting Stock. During the Year Ended December 31, 1995, the Company increased its authorized number of common shares from 24,500,000 to 60,000,000.

On June 26, 1995, the Company completed an underwritten public offering of common stock. As a result the Company issued 2,713,106 shares of common stock, which generated net proceeds of $74,434 to the Company.


(8)     Stock Options and Warrants

STOCK OPTION PLANS

Long Term Equity Incentive Plan

The Company has a Long Term Equity Incentive Plan (the "LTIP"). The LTIP allows for incentive stock options, non-qualified stock options and various other stock awards. Administration of the LTIP is conducted by the Company's Compensation Committee of the Board of Directors. The administrator determines the amount and type of option or award and terms and conditions and vesting schedules of the award or option. Upon a change of control, as defined, awards and options then outstanding become fully vested, subject to certain limitations.

On May 25, 1995, the stockholders of the Company approved an amendment to the LTIP, to increase the maximum number of shares of common stock issuable thereunder to 5,000,000. Subsequently, on June 2, 1995, the Board of Directors of the Company approved an amendment to increase the maximum number of shares of common stock issuable under the LTIP to 5,450,000. The total number of shares of common stock reserved and available for issuance under the LTIP at December 31, 1995 was 4,353,988 shares, 1,046,012 of which remained available for grant.

Non-Employee Director Stock Option Plan

On April 26, 1994, the Board of Directors approved a non-employee director stock option plan (the "Non-Employee Director's Plan"). The Non-Employee Director's Plan provides for an initial grant of 20,000 options at fair market value to be issued to each non- employee director who first became a director of the Company after February 1, 1994 ("Initial Grants"). During the Year Ended December 31, 1995, a further 100,000 options were granted to each of the non-employee directors ("Subsequent Grants"). The maximum number of common shares issuable under the Non-Employee Director's Plan is 500,000, of which 80,000 remain available for grant at December 31, 1995. Options granted to non-employee directors as Initial Grants were 100% exercisable at the time of grant and options issued as Subsequent Grants become exercisable over a three-year period. All such options are exercisable for a period of 10 years from date of grant.

The following table summarizes the stock option activity under the LTIP and the Non-Employee Director Stock Option Plan:


                                                                                        Transition
                                            Year Ended                                 Period Ended
                                           June 30, 1993                              December 31, 1993
                                   -------------------------------------      ---------------------------------
                                    Shares                   Price             Shares                Price
                                   ---------         -------------------      ---------      ------------------

     Outstanding, beginning of
        period                     1,289,476         $1.11   -- $376.91        1,453,991      $1.11  --  $376.91
     Granted                         598,146          8.07   --   36.01          633,965       8.47  --    22.34
     Exercised                      (141,697)         1.11   --   29.49           (3,883)      2.28  --    20.99
     Canceled                       (291,934)         2.28   --   32.33          (84,870)      3.85  --    32.33
                                   ---------         --------------------      ---------      ------------------
     Outstanding, end of period    1,453,991         $1.11   -- $376.91        1,999,203      $1.11  --  $376.91
                                   =========         ====================      =========      ==================




                                            Year Ended                                   Year Ended
                                          December 31, 1994                           December 31, 1995
                                   -----------------------------------
                                     Shares               Price                 Shares                Price
                                   ---------         ------------------        ---------        ------------------
     Outstanding, beginning of
     period                        1,999,203         $1.11  --  $376.91        2,599,980       $2.39  --  $32.330
     Granted                       1,287,707          8.47  --    18.00        2,446,996       22.75  --   41.625
     Exercised                     (513,078)          1.11  --    21.61       (1,394,035)       2.39  --   32.330
     Canceled                      (173,852)          1.11  --   376.91         (113,110)       3.85  --   32.330
                                   ---------         ------------------       ----------       ------------------
     Outstanding, end of period    2,599,980         $2.39  --   $32.33        3,539,831       $2.39  --  $41.625
                                   =========         ==================       ==========       ==================

Options to purchase 1,697,054 shares of common stock were exercisable at December 31, 1995.

Upon the acquisition of The Learning Company 1,088,585 employee stock options were converted into 3,122,823 stock options of the Company. These converted employee stock options are exercisable at prices ranging from $2.00 to $67.321. Under the terms of the merger agreement all of these options were vested on January 26, 1996 and became exercisable.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non-employee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The Company has determined that it will continue to apply Opinion 25 for stock options and provide the note disclosure required under SFAS 123 beginning in its year ended December 31, 1996.

Warrants

On July 31, 1995, the Company announced that it would redeem all of its 2,925,000 publicly traded warrants for $0.10 per warrant on August 31, 1995 in accordance with the terms and conditions of the warrants. Holders of such warrants received in exchange for the warrants an aggregate of 289,959 shares of Common Stock. The remaining 25,410 warrants were redeemed by the Company.

During 1993, the Company issued a warrant expiring June 30, 1999 for the purchase of 121,800 shares of common stock at an exercise price of $6.16 per share.

(9)   AMORTIZATION AND MERGER RELATED CHARGES

During the Year Ended December 31, 1995, the Company completed the acquisitions of The Learning Company, Compton's, tewi and Future Vision. Amortization and merger related charges are as follows:

                                                                              Transition
                                                                             Period Ended   Year Ended
                                                         Years Ended         December 31,    June 30,
                                                         December 31,             1993        1993
                                                    ---------------------    ------------   --------
                                                      1995         1994
                                                    --------     --------
Charge for incomplete technology                    $ 60,483     $   --        $   --       $ 19,051
Amortization of goodwill and other assets             24,783        1,185          --          6,474
Amortization of technology and product related
costs                                                  7,185          422        23,603        2,989
Professional fees and other transaction related
costs                                                  5,653          636         8,705        3,424
Provision for (reversal of) litigation                 2,633         (254)        5,817        3,200
Employee severance costs                               1,304          163         4,429        3,975
Termination of leases and relocation costs               693           98         1,533        2,792
Write-down of inventories and fixed assets              --           --             362        2,296
Other                                                    438          182         1,022        2,001
                                                    --------     --------      --------     --------
                                                    $103,172     $  2,432      $ 45,471     $ 46,202
                                                    ========     ========      ========     ========

Merger related costs were expensed as incurred or were recorded when it became probable that the transaction would occur and the expense could be reasonably estimated.

The charge for incomplete technology in the Year Ended December 31, 1995 relates to products being developed by The Learning Company and Compton's, which the Company believes had not yet reached technological feasibility at the date of acquisition and additional development will be required to complete the software technology. The amortization of technology assets in 1995 represent primarily those acquired in connection with the acquisitions of The Learning Company and Compton's plus increased product development amortization related to products acquired in connection with the merger with Future Vision during the year.

Professional fees and other transaction related costs in the Year Ended December 31, 1995 relate to the investment banking, legal and accounting costs incurred to date for the proposed merger with MECC and the professional fees associated with the acquisition of Future Vision on August 31, 1995. Approximately $3,500 of these costs remain to be paid at December 31, 1995. The remainder is expected to be paid prior to December 31, 1996.

The provision for litigation in the Year Ended December 31, 1995 relates primarily to estimated legal settlements for claims that were determined by the Company to be probable related to the operations of Future Vision. The Company expects these amounts to be paid prior to December 31, 1996.

Lease termination costs in 1995 relate primarily to the closure of the Great Neck, NY facility, the former Future Vision headquarters, and are expected to be paid by December 31, 1996.

Employee severance costs in the Year Ended December 31, 1995 related to termination of employees in connection with the acquisitions of Future Vision and tewi and certain severances related to changes in the Company's operations related to the acquisitions and changes in strategy. A total of 63 employees were terminated in the areas of operations, product development and administration. These costs were substantially paid prior to December 31, 1995.

At December 31, 1995, the Company had merger related accruals of $40,089, primarily related to the acquisitions during the year. These accruals consisted of amounts due for professional fees for investment banking, legal and accounting services, settlement of litigation, employee severance, lease termination costs, out of pocket costs and other costs described above related to the acquisitions. The Company expects to substantially pay these amounts prior to December 31, 1996.

Amortization and merger related charges in the Year Ended December 31, 1994 related to the acquisitions of Aris and Compact and the closure of the Barbados operation. Professional fees in 1994 were for investment banking, accounting and legal fees incurred in connection with the Aris and Compact transactions. These costs have been paid. Severance costs relate to termination of employees occurring in connection with the acquisitions of Aris and Compact and the closing of the Barbados location. The employee terminations were substantially in the areas of product development and sales and marketing. A total of 20 employees were terminated by December 31, 1994. The employee severance payments have been paid.

During 1994, the Company settled a judgment issued by the Supreme Court of Australia commenced by Perfect Information Pty Limited. A reserve of $3,658 had been recorded to reflect the original amount of the judgment and related legal fees. In August 1994, the Company reached a revised settlement agreement with the plaintiff and agreed to pay a total of $2,400 in four equal installments. Accordingly, a reversal of the overaccrual of $1,096 was recorded in the Year Ended December 31, 1994.

Lease termination costs in 1994 relate to the closure of the operations in Barbados and the office facility in Marina del Rey, CA, the former Aris headquarters, and have been paid.

During 1994, the Company entered into a settlement agreement with Computer Associates ("CA") with respect to an action, captioned Parsons Technology Inc.
v. Computer Associates, which alleged that CA's tax preparation software package, CA-Simply Tax (previously known as EasyTax), infringed upon certain of Parson's copyrights. As a result of the sale of EasyTax to CA, SoftKey was required to indemnify CA for any loss it might suffer as a result of the Parson's litigation. The settlement agreement reached between the Company, CA and Parsons released the Company from its indemnification commitment in connection with the Parson's litigation. The Company has expensed a total of $900 in 1994, net of insurance proceeds, related to this settlement.

The merger related charges during the Transition Period and the Year Ended June 30, 1993, relate to the Three-Party Combination except for $2,038 expensed during the year ended June 30, 1993, which related to the acquisition of ZSoft Corporation ("ZSoft"). These costs were paid by December 31, 1995.

In connection with the Three-Party Combination the Company closed the WordStar headquarters in Novato, CA; the Former SoftKey retail operations in Boca Raton, FL; the corporate head office of Former SoftKey in Toronto, Canada; the manufacturing facility of Spinnaker in Charlestown, MA and of Former SoftKey in Minneapolis, MN; and the Power Up catalog operation in San Mateo, CA and terminated approximately 220 employees. The employee terminations in the Transition Period were primarily in the areas of product development, technical support, customer service, finance and administration. All employee terminations related to the Three-Party Combination were completed by December 31, 1995.

In connection with the Three-Party Combination, the Company decided to approach consumer software distribution through fixturing, specialty shelf space and direct merchandising and marketing with the retailer and customer. The new marketing strategy focused on new products, and an increase in the number of available offerings of consumer software and recognizes a reduction in product shelf life. The Company has also reduced its dependence on predominantly internally-developed products, and its new product introduction strategy includes a higher number of products originating from its external developer relationships through licensing contracts and acquisitions. As a result of the new marketing strategy, the Company decided to phase out certain brands (primarily the PFS: brand) and recorded expenses of $15,521 in the Transition Period Ended December 31, 1993, related to write-downs of certain intangible assets, primarily capitalized software development costs and prepaid royalties, including a loss of $710 associated with the sale of the EasyTax line of product trademarks and technology rights associated with products. The Power Up catalog operation was closed and, as a result, the Company recorded a provision of $4,205 in the Transition Period Ended December 31, 1993 to reflect the write-down of certain trademarks and mailing lists to their net realizable value. The Company also recorded an expense of $3,877 in the Transition Period Ended December 31, 1993 to record the write-down of the Lansa license to its net realizable value.

Lease termination costs in 1993 represent costs associated with the closure of the Power Up catalog operations and the shutdown of the manufacturing facility in Charlestown, MA, in connection with the consolidation of the Company's production facilities. In addition, in the Transition Period, offices were vacated in Toronto, Ontario; Boca Raton, FL; Novato, CA; and San Mateo, CA. These facilities were consolidated in the Transition Period into one central location in Cambridge, MA. The amount accrued at December 31, 1993 for lease termination costs was $2,254, which has been paid.

In the year ended June 30, 1993, the Company recorded a total of $46,202 of amortization and merger related charges. These charges related to the write-down of intangible assets to net realizable value of $9,463 in connection with the acquisition of ZSoft, write-downs of certain discontinued products and the disposal of the operations of Insight. In addition, legal and professional fees and other transaction costs of $3,424 related primarily to the Three-Party Combination and employee severance related to staff reductions at the Company's Novato, California, European, Boca Raton, Florida and Insight operations of $3,975 were recorded. The Company also recorded a provision for termination of various leases in connection with facility closures as a result of the Three-Party Combination, settlement of lease commitments for unoccupied space for which the Company has no planned future use, settlement of lease commitments in connection with the disposal of the Insight operations of $2,792 and other merger-related costs of $4,297 related to the acquisition of ZSoft and the Three-Party Combination.

The charge of $19,051 for incomplete technology during the year ended June 30, 1993 relates to the purchase of incomplete technology for $14,051 by Spinnaker in connection with its acquisition of Power Up and the purchase by Former SoftKey of certain CD-ROM and other products under or proposed for development for $5,000 that were not technologically feasible.

The provision for litigation of $3,200 in the year ended June 30, 1993 relates to a judgment entered against WordStar in May 1993 in the Superior Court in Australia in a lawsuit commenced by Perfect Information Pty Limited, which was settled in August 1994.

(10) INCOME TAXES

The Company's 1995 net income (loss) before taxes includes amortization and merger related charges of $103,172. The Company's income (loss) before income taxes consists of the following:

                                                                 Transition
                                     Years Ended                Period Ended          Year Ended
                                     December 31,               December 31,            June 30,
                                ----------------------     ----------------------    --------------
                                  1995          1994                1993                  1993
                                --------      --------            --------              --------
United States                   $(64,987)     $ 13,734            $(39,210)             $(46,571)
Foreign                            4,822        11,472             (30,591)              (10,576)
                                ========      ========            ========              ========
Income (loss), before taxes     $(60,165)     $ 25,206            $(69,801)             $(57,147)
                                ========      ========            ========              ========

The provision for income taxes consists of the following:

                                                            Transition
                                    Years Ended            Period Ended     Year Ended
                                    December 31,           December 31,      June 30,
                              -----------------------      ------------    -------------
                                1995           1994            1993            1993
                              -------         -------        -------         -------
Current income taxes:

     Federal                  $ 6,000         $    70        $  --           $  --
     State                      1,500              50             80              24
     Foreign                      250            --            3,377             105
                              -------         -------        -------         -------
                              $ 7,750         $   120        $ 3,457         $   129
                              -------         -------        -------         -------


Deferred income taxes:

     Federal                  $(1,955)        $  --          $  --           $  --
     State                       --              --             --              --
     Foreign                     --             3,941           --               (26)
                              -------         -------        -------         -------
                              $(1,955)        $ 3,941        $  --           $   (26)

                              -------         -------        -------         -------
                              $ 5,795         $ 4,061        $ 3,457         $   103
                              =======         =======        =======         =======

The Company's reconciliation of actual tax with 1995 statutory tax reported on income before amortization and merger related charges is as follows:

                                                                               Transition
                                                      Years Ended             Period Ended      Year Ended
                                                      December 31,            December 31,        June 30,
                                              -------------------------       ------------     -------------
                                                1995             1994             1993             1993
                                              --------         --------         --------         --------
Tax (benefit) provision at statutory
federal income tax rate                       $ 15,052         $  8,822         $(23,843)        $(19,430)
State income tax                                 2,500               50               80               24
Net foreign earnings taxed at rates
different than federal tax rate                    700              (74)          13,461            3,598
Withholding tax on net foreign income             --               --               --                 77
Utilization of prior year tax benefits         (12,457)          (4,737)            --               --
Unrealized income tax provision                   --               --             13,759           15,834
                                              --------         --------         --------         --------
                                              $  5,795         $  4,061         $  3,457         $    103
                                              ========         ========         ========         ========


Effective July 4, 1993, the Company prospectively adopted SFAS No. 109. The cumulative effect of this change in the method of accounting for income taxes was not material to the Company's consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                         Years Ended
                                                         December 31,
                                                  -------------------------
                                                    1995             1994
                                                  --------         --------
Deferred tax assets:
          Net operating losses and credits        $ 19,300         $ 22,755
          Accounts receivable reserves               3,557            4,260
          Development costs                          1,848            2,398
          Other reserves and accruals                1,605            3,259
                                                  --------         --------
                                                    26,310           32,672
Less:  valuation allowance                         (17,214)         (32,290)
                                                  --------         --------
                                                  $  9,096         $    382
                                                  --------         --------

Deferred tax liabilities:
          Intangible assets                       $(54,656)        $   --
          Foreign taxes                             (3,941)          (3,941)
          Other                                     (1,464)            (382)
                                                  --------         --------
                                                   (60,061)          (4,323)
                                                  --------         --------

Net deferred tax liability                        $(50,965)        $ (3,941)
                                                  ========         ========


The valuation allowance relates to uncertainties surrounding the recoverability of deferred tax assets. The utilization of tax loss carry-forwards is subject to limitations under Section 382, the U.S. consolidated tax return provisions, and local country tax regulations. At December 31, 1995, the Company had worldwide net operating loss carry-forwards and other tax benefits of approximately $55,000 for income tax purposes, expiring from the year 1999 through 2009. Certain tax benefits have also been generated as part of the Company's 1995 acquisitions. The tax savings from such benefits are dependent on future events and may reduce goodwill if and when realized. The Company expects to reduce deferred tax liabilities for intangible assets acquired in proportion to the amortization recorded on the related assets. The amortization of the intangible assets and the related deferred tax liabilities will not impact the future cash flows of the Company.

(11)  GEOGRAPHIC INFORMATION

The Company operates primarily in one business segment - software for use with microcomputers. The following table presents information concerning the Company's North American, European and other operations during the Years Ended December 31, 1995 and 1994, the Transition Period Ended December 31, 1993 and the year ended June 30, 1993.

                                       North
                                      America            Europe            Other          Eliminations     Consolidated
                                     ---------         ---------         ---------        ------------     ------------
DECEMBER 31, 1995

REVENUES:
    Customers                        $ 140,811         $  27,380         $   1,227         $  (2,376)        $ 167,042
    Inter-company                          696            (3,071)               (1)            2,376              --
                                     ---------         ---------         ---------         ---------         ---------
                      Total          $ 141,507         $  24,309         $   1,226         $    --           $ 167,042
                                     =========         =========         =========         =========         =========
INCOME (LOSS) FROM
OPERATIONS                           $ (64,754)        $   3,256         $     628         $    --           $ (60,870)
                                     =========         =========         =========         =========         =========
IDENTIFIABLE ASSETS                  $ 891,266         $   9,062         $      85         $    --           $ 900,413
                                     =========         =========         =========         =========         =========
DECEMBER 31, 1994

REVENUES:
   Customers                         $ 110,278         $  11,422         $   1,093         $  (1,506)        $ 121,287
   Inter-company                         3,006             2,172               (60)           (5,118)             --
                                     =========         =========         =========         =========         =========
         Total                       $ 113,284         $  13,594         $   1,033         $  (6,624)        $ 121,287
                                     =========         =========         =========         =========         =========
INCOME FROM  OPERATIONS              $  24,617         $   1,096         $     482         $    (454)        $  25,741
                                     =========         =========         =========         =========         =========
IDENTIFIABLE ASSETS                  $  89,131         $   2,801         $    (146)        $    (971)        $  90,815
                                     =========         =========         =========         =========         =========
TRANSITION PERIOD ENDED
DECEMBER 31, 1993

REVENUES:
   Customers                         $  38,585         $   4,296         $   2,298         $  (3,534)        $  41,645
   Inter-company                           502             1,164             1,994            (3,660)             --
                                     =========         =========         =========         =========         =========
         Total                       $  39,087         $   5,460         $   4,292         $  (7,194)        $  41,645
                                     =========         =========         =========         =========         =========
LOSS FROM  OPERATIONS                $ (56,509)        $    (901)        $ (10,799)        $    (848)        $ (69,057)
                                     =========         =========         =========         =========         =========
IDENTIFIABLE ASSETS                  $  72,010         $   1,812         $   5,407         $     105         $  79,334
                                     =========         =========         =========         =========         =========
JUNE 30, 1993

REVENUES:
   Customers                         $  94,964         $   8,901         $   7,589         $  (1,750)        $ 109,704
   Inter-company                         3,504             4,231             6,858           (14,593)             --
                                     =========         =========         =========         =========         =========
         Total                       $  98,468         $  13,132         $  14,447         $ (16,343)        $ 109,704
                                     =========         =========         =========         =========         =========
INCOME (LOSS) FROM OPERATIONS        $ (54,010)        $  (3,995)        $   2,300            (1,276)        $ (56,981)
                                     =========         =========         =========         =========         =========
IDENTIFIABLE ASSETS                  $ 115,970         $   2,048         $   6,538         $   3,918         $ 128,474
                                     =========         =========         =========         =========         =========

The Company conducts a portion of its operations outside the United States. At December 31, 1995, $6,345 of cash and cash equivalents predominantly denominated in Canadian dollars were subject to currency fluctuations. Sales and transfers between geographic areas are generally priced at market, less an allowance for marketing costs. No single customer accounted for greater than 10% of revenues for any of the periods presented.

(12)  RELATED PARTY TRANSACTIONS

Sale of Insight Operation

In May 1993, the Company sold the Insight operations of its consulting division for $25 to an employee group, while retaining the sales and distribution rights for Lansa software. The employee group formed a new company, Insight Business Consultants Inc. ("Insight"), the president and majority shareholder of which was also at the time an executive officer and stockholder of the Company (former executive officer and stockholder at December 31, 1995). In connection with this sale, the Company recorded $1,101 of restructuring costs for termination of equipment and facility leases, employee severance, write-off of certain assets, transaction costs and operating losses until disposition. During the Years Ended December 31, 1995 and 1994, the Company paid Insight and Lansa $1,633 and $2,337, respectively, related to systems development and implementation services rendered under arms-length terms.

Sale of Lansa

On September 30, 1994, the Company sold LANSA USA to Insight, a company of which a former executive officer of the Company is the majority shareholder in exchange for $650, which was paid through the forgiveness of $250 of amounts payable to Insight and $400 cash, which has been received. The Company has recognized a gain of $778 in 1994 related to the sale.

Series B Preferred Stock

During 1993, the Company sold 5,000,000 shares of Series B convertible preferred stock (the "Series B Stock") and 381,640 shares of common stock and agreed to issue 24,360 supplemental shares of common stock to Phemus, a stockholder at the time, for $23,000, the fair market value of the stock at the time of the transaction. Each share of Series B Stock was redeemable by the Company for $4.60, plus accrued dividends, and each share was convertible into .072 shares of the Company's common stock. Commencing September 30, 1993, the holder of each share was entitled to a special quarterly dividend of .0175 shares of Series B Stock for each share of Series B Stock held on such a date. Prior to redemption on February 4, 1994, total accrued dividends of $812 were settled by issuance of 87,931 shares of common stock.

Concurrent with the Three-Party Combination, the Company effected a rights offering to the Spinnaker shareholders in satisfaction of its commitment to Phemus under the Series B Stock Purchase Agreement (the "Series B Agreement"). The rights offering allowed Spinnaker stockholders to purchase a total of approximately 2,492,000 shares of the Company's unregistered common stock at a price of $9.24 per share. Phemus committed to purchase one-half of the common shares offered, plus any common stock not purchased in the rights offering by other Spinnaker shareholders. Additionally, the Company issued 89,320 additional shares of common stock to Phemus in exchange for its guarantee to purchase shares of common stock in the rights offering. The proceeds of the rights offering were used to redeem the Series B Stock. In connection with the rights offering, the Company sold 2,073,878 shares of common stock to Phemus and 504,479 shares to other Spinnaker stockholders.

                                                                     Schedule II

                           SOFTKEY INTERNATIONAL INC.

                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994, THE
                   TRANSITION PERIOD ENDED DECEMBER 31, 1993,
                        AND THE YEAR ENDED JUNE 30, 1993
                                 (IN THOUSANDS)

                                                                             Additions
                                                                ------------------------------
                                                Balance at       Charged to       Charged to
                                               Beginning of       Cost and          Other                           End of
                                                  Period          Expenses         Accounts      Deductions         Period
                                               ------------     -----------     --------------   ----------        ---------
YEAR ENDED DECEMBER 31, 1995
      Allowance for returns and doubtful
      accounts                                   $  6,744        $ 22,358            --           $(22,251)        $  6,851

YEAR ENDED DECEMBER 31, 1994
    Allowance for returns and doubtful           $ 16,216        $ 13,744            --           $(23,216)        $  6,744
    accounts

TRANSITION PERIOD ENDED DECEMBER 31, 1993
    Allowance for returns and doubtful           $  8,168        $ 15,424            --           $ (7,376)        $ 16,216
    accounts

YEAR ENDED JUNE 30, 1993
    Allowance for returns and doubtful           $  5,606        $  5,205            --           $ (2,643)        $  8,168
    accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On February 6, 1995, the Company appointed Coopers & Lybrand L.L.P. ("Coopers") as independent accountants for the Company, commencing with the fiscal year ended December 31, 1994. The decision to appoint Coopers as independent public accountants for the Company was approved by the Audit Committee of the Company's Board of Directors as of February 6, 1995. Coopers replaced the firm of Arthur Andersen LLP ("Andersen"), whose engagement as the Company's independent public accountants was terminated effective February 6, 1995.

Except as set forth in the following paragraph, the Andersen report dated January 16, 1995 on the consolidated financial statements of the Company for the Transition Period and the year ended June 30, 1993 (the "Andersen Report") did not contain an adverse opinion or a disclaimer of opinion, nor was the Andersen Report qualified or modified as to uncertainty, audit scope or accounting principles.

The Three-Party Combination, consummated on February 4, 1994, has been accounted for as a pooling-of-interests. In the Andersen Report, Andersen stated that it did not audit the financial statements and schedules of Spinnaker or WordStar as of June 30, 1993 or 1992, or for any of the years in the three year period ended June 30, 1993. The financial statements of Spinnaker and WordStar were audited by other auditors whose reports were furnished to Andersen, and the Andersen Report, insofar as it relates to amounts included for Spinnaker or WordStar, is based solely on the reports of the other auditors. In the Andersen Report, Andersen also stated that the report of Price Waterhouse LLP on the consolidated financial statements of Spinnaker as of June 30, 1993 and for the year then ended contains an explanatory paragraph relating to Spinnaker's ability to continue as a going concern as described in Note 12 of the consolidated financial statements of Spinnaker. The report of Deloitte & Touche LLP on the consolidated financial statements of Spinnaker as of June 30, 1992 and for the two years then ended expresses an unqualified opinion and includes an explanatory paragraph referring to an uncertainty in connection with an arbitration proceeding referred to in Note 12 of the consolidated financial statements of Spinnaker.

During the Transition Period and the two years ended June 30, 1993 and through February 6, 1995, there were no "disagreements" between the Company and Andersen as described in Item 304(a)(1)(iv) of Regulation S-K. As a result of management changes, reductions in work force and the consolidation of the finance functions of the Company's formerly separate constituent corporations, the Company requested that Andersen consult with and advise the Company in connection with the closing of its books in the first quarter of 1994. Andersen also performed certain review procedures on the Company's financial statements for the second quarter of 1994 and discussed with management the results of those review procedures. As a result of the work performed, Andersen communicated certain matters and recommendations to the Company's management concerning the design and implementation of its internal financial controls, including the need to further develop and document formal policies and procedures, to develop integrated financial reporting systems and to improve the analysis supporting recorded amounts. These matters were discussed with the Company's Board of Directors and Audit Committee, and the Company has authorized Andersen to respond fully to Coopers' inquiries regarding these matters.

During 1994, the Company implemented organizational and operational procedures designed to supplement its existing internal financial controls and, in late 1994, implemented a new management information system covering substantially all of the Company's financial operations. The Company believes that it has fully considered the matters and recommendations communicated by Andersen relating to the Company's internal financial controls and that it has appropriately addressed these matters.

In connection with the Three-Party Combination, Andersen had been appointed as independent auditors for the Company on April 7, 1994, commencing with the Transition Period. Andersen had replaced the Company's previous independent accountants, KPMG Peat Marwick LLP. During the two years ended June 30, 1993 and through April 7, 1994, the date of KPMG Peat Marwick's termination, there were no "disagreements" between the Company and KPMG Peat Marwick as described in
Item 304(a)(1)(iv) of Regulation S-K or "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item appears in sections captioned Management of SoftKey and "Ownership of SoftKey Common Stock" in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Special Meeting in Lieu of an Annual Meeting of Stockholders expected to be held in May 1996 (the "1996 Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item appears in sections captioned "SoftKey Executive Compensation -- Compensation of Directors," "-- Compensation Committee Interlocks and Insider Participation," "-- Compensation Committee Report," "Comparative Stock Performance," "-- Executive Compensation," "-- Employment and Severance Arrangements," "Stock Options Granted in 1995" and "Option Exercises and Values for 1995" in the 1996 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item appears in sections captioned "Ownership of SoftKey Common Stock" in the 1996 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item appears in section(s) captioned "Compensation of Directors" and "Related Transactions" in the 1996 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report

        (1)  FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
                CONSOLIDATED FINANCIAL STATEMENTS:

                    Reports of Independent Accountants                                             29

                    Consolidated Balance Sheets as of December 31, 1995 and 1994                   33

                    Consolidated Statements of Operations for the Years Ended
                    December 31, 1995 and 1994, Transition Period Ended
                    December 31, 1993 and for the year ended June 30, 1993                         34

                    Consolidated Statements of Stockholders' Equity (Deficit)
                    for the Years Ended December 31, 1995 and 1994, Transition
                    Period Ended December 31, 1993 and for the year ended June
                    30, 1993                                                                       35

                    Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1995 and 1994, Transition Period Ended
                    December 31, 1993 and for the year ended June 30, 1993.                        36

                    Notes to Consolidated Financial Statements                                     38

        (2)  FINANCIAL STATEMENT SCHEDULE
                CONSOLIDATED SUPPLEMENTARY FINANCIAL SCHEDULE:

                    Schedule II - Valuation and Qualifying Accounts                                56

        (3)  EXHIBITS

Exhibit
Number                                      Description
- --------                                    -----------

    2.1 Amended and Restated Combination Agreement by and among WordStar International Incorporated, SoftKey Software Products Inc., Spinnaker Software Corporation and SSC Acquisition Corporation dated as of August 17, 1993, as amended (1)

    2.2 Agreement and Plan of Merger dated November 30, 1995 by among the Company, Cubsco I Inc., Cubsco II Inc., Tribune Company, Compton's NewMedia, Inc., and Compton's Learning Company (2)

    2.3 SoftKey/TLC Agreement and Plan of Merger dated December 6, 1995 among the Company, Kidsco Inc. and The Learning Company (2)

    2.4 Agreement and Plan of Merger by and among the Company, SchoolCo Inc. and Minnesota Educational Computing Corporation (MECC) dated as of October 30, 1995 (3)

    3.1       Restated Certificate of Incorporation, as amended

    3.2       Bylaws of the Company, as amended (4)

    4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(3)

    4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee (5)

    4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(5)

    4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement (5)

    4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(6)

    4.6 Form of Indenture between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior
              Convertible/Exchangeable Notes Due 2000(2)

   10.1 SoftKey Production Agreement dated April 6, 1994 by and between the Company and R.R. Donnelley & Sons Company(7)

   10.2 Employment Agreement dated May 27, 1994 by and between the Company and Michael Perik(8)

   10.3 Employment Agreement dated May 27, 1994 by and between the Company and Kevin O'Leary(8)

   10.4 Employment Agreement dated February 1, 1994 by and between the Company and R. Scott Murray(7)

   10.5 Employment Agreement dated October 8, 1993 by and between SoftKey Software Products Inc. and David E. Patrick(7)

   10.6       1991 Employee Payroll Stock Purchase Plan(9)

   10.7 1994 Non-Employee Director Stock Option Plan, as amended and restated effective February 5, 1996

   10.8 Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option Plan

   10.9 Employment Agreement dated September 15, 1993 by and between WordStar International Incorporated and Edward Sattizahn(8)

   10.10 Employment Agreement dated June 20, 1994 by and between the Company and Neal S. Winneg(8)

   10.11 Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. (10)

   10.12 Second Amendment dated as of May 17, 1995 by and between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994(11)

   10.13 Third Amendment dated as of December 22, 1995 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994

   10.14 Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994

   10.15 Employment Agreement dated March 1, 1994 by and between SoftKey Software Products Inc. and Robert Gagnon(12)

   10.16 Amendment No. 1 dated as of March 1, 1995, to Employment Agreement dated as of February 1, 1994 by and between R. Scott Murray and the Company(12)

   10.17 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc. (12)

   10.18 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1(12)

   10.19 1990 Long Term Equity Incentive Plan, as amended and restated through June 2, 1995(11)

   10.20      Form of Stock Option Agreement under 1990 Long Term Equity
              Incentive Plan

   10.21 Stock Purchase Agreement by and between SoftKey International Inc., Flextech Holdings Pte Ltd, Harry Fox, Joseph Abrams, Sol Rosenberg, Mathew Barlow, Samuel Zemsky, K.H. Trustees Ltd., Seth Altholz and Shelly Abrahami dated as of July 17, 1995(11)

   10.22 Share Purchase Agreement dated July 21, 1995 by and among the Company, Ziff-Davis Verlag GmbH and Helmut Kunkel(13)

   10.23 Earn-Out Agreement dated July 21, 1995 by and between the Company and Helmut Kunkel(13)

   10.24      1996 Stock Option Plan

   10.25      Form of Stock Option Agreement under 1996 Stock Option Plan

   10.26 Form of Standstill Agreement by and between the Company and Tribune Company(6)

   11.1       Statement Re: Computation of Per Share Earnings

   21.1       Subsidiaries of the Company

   23.1       Written Consent of Coopers & Lybrand L.L.P.

   23.2       Written Consent of Arthur Andersen LLP

   23.3       Written Consent of KPMG Peat Marwick LLP

   23.4       Written Consent of Price Waterhouse LLP

- -------------------------

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

(2) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(4) Incorporated by reference to exhibits filed with The Company's Registration Statement on Form S-3 (Reg.No. 33-88728) filed January 23, 1995.

(5) Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

(6)      Filed as exhibits to Exhibit 2.2 hereto.

(7) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

(8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994.

(9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Transition period ended June 30, 1992.

(10) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994.

(11) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995.

(12) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(13) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 21, 1995.

(b)     Reports on Form 8-K

The registrant filed a Current Report on Form 8-K reporting the offering on October 11, 1995 of $350 million principal amount of Senior Convertible Notes due 2000. The registrant filed a Current Report on Form 8-K reporting the execution on October 30, 1995 of a definitive merger agreement with Minnesota Educational Computing Corporation (MECC) and the commencement of a cash tender offer for shares of common stock of The Learning Company. The registrant filed a Current Report on Form 8-K reporting (a) the execution on November 30, 1995 of an Agreement and Plan of Merger with Tribune Company and certain subsidiaries of the Company and Tribune Company pursuant to which the Company would acquire from Tribune Company Compton's NewMedia, Inc. and Compton's Learning Company, (b) the execution on November 30, 1995 of an agreement pursuant to which Tribune Company would purchase $150 million principal amount of 5-1/2% Senior Convertible/Exchangeable Notes due 2000 and (c) the execution on December 6, 1995 of an Agreement and Plan of Merger with The Learning Company. The registrant filed a Current Report on Form 8-K reporting, among other things, the acquisition of The Learning Company, Compton's NewMedia, Inc. and Compton's Learning Company and the sale of $150 million principal amount of 5-1/2% Senior Convertible/Exchangeable Notes due 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTKEY INTERNATIONAL INC.

By:        /s/ Michael Perik                                Date: April 5, 1996
        -----------------------------------------                --------------
        Michael Perik
        Chief Executive Officer and Chairman of the Board
        (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 5, 1996.

Signature                                          Title
- ---------                                          -----
         /s/ Michael Perik
- -------------------------------------------
Michael Perik                                      Director, Chief Executive Officer and
                                                   Chairman of the Board of Directors


         /s/ Robert Gagnon
- -------------------------------------------
Robert Gagnon                                      Director


         /s/ Kevin O'Leary
- -------------------------------------------
Kevin O'Leary                                      Director and President


         /s/ Robert Rubinoff
- -------------------------------------------
Robert Rubinoff                                    Director


         /s/ Michael Bell
- -------------------------------------------
Michael Bell                                       Director


         /s/ Scott Sperling
- -------------------------------------------
Scott Sperling                                     Director


         /s/ James Dowdle
- -------------------------------------------
James Dowdle                                       Director


         /s/ R. Scott Murray
- -------------------------------------------
R. Scott Murray                                    Chief Financial Officer (principal financial
                                                   officer and principal accounting officer)

                                  EXHIBIT INDEX

Exhibit                                                                                             Page
Number                                      Description                                            Number
- ------                                      -----------                                            ------

    2.1           Amended and Restated Combination Agreement by and among
                  WordStar International Incorporated, SoftKey Software Products
                  Inc., Spinnaker Software Corporation and SSC Acquisition
                  Corporation dated as of August 17, 1993, as amended(1)

    2.2 Agreement and Plan of Merger dated November 30, 1995 by among the Company, Cubsco I Inc., Cubsco II Inc., Tribune Company,
                  Compton's NewMedia, Inc., and Compton's Learning Company(2)

    2.3           SoftKey/TLC Agreement and Plan of Merger dated December 6,
                  1995 among the Company, Kidsco Inc. and The Learning
                  Company(2)

    2.4 Agreement and Plan of Merger by and among the Company, SchoolCo Inc. and Minnesota Educational Computing Corporation
                  (MECC) dated as of October 30, 1995(3)

    3.1           Restated Certificate of Incorporation, as amended

    3.2           Bylaws of the Company, as amended(4)

    4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5
                  1/2% Senior Convertible Notes due 2000 (the "Indenture")(3)

    4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street
                  Bank and Trust Company, as Trustee(5)

    4.3           Note Resale Registration Rights Agreement dated as of
                  October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(5)

    4.4           Letter Agreement dated November 22, 1995 amending the
                  Registration Rights Agreement(5)

    4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(6)

    4.6 Form of Indenture between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior
                  Convertible/Exchangeable Notes Due 2000(2)

   10.1 SoftKey Production Agreement dated April 6, 1994 by and between the Company and R.R. Donnelley & Sons Company(7)

   10.2           Employment Agreement dated May 27, 1994 by and between the
                  Company and Michael Perik(8)

   10.3           Employment Agreement dated May 27, 1994 by and between the
                  Company and

                  Kevin O'Leary(8)

   10.4 Employment Agreement dated February 1, 1994 by and between the Company and R. Scott Murray(7)

   10.5 Employment Agreement dated October 8, 1993 by and between SoftKey Software Products Inc. and David E. Patrick(7)

   10.6           1991 Employee Payroll Stock Purchase Plan(9)

   10.7 1994 Non-Employee Director Stock Option Plan, as amended and restated effective February 5, 1996

   10.8 Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option Plan

   10.9 Employment Agreement dated September 15, 1993 by and between WordStar International Incorporated and Edward Sattizahn(8)

   10.10 Employment Agreement dated June 20, 1994 by and between the Company and Neal S. Winneg(8)

   10.11 Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. (10)

   10.12 Second Amendment dated as of May 17, 1995 by and between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994(11)

   10.13 Third Amendment dated as of December 22, 1995 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994

   10.14 Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994

   10.15 Employment Agreement dated March 1, 1994 by and between SoftKey Software Products Inc. and Robert Gagnon(12)

   10.16 Amendment No. 1 dated as of March 1, 1995, to Employment Agreement dated as of February 1, 1994 by and between R. Scott Murray and the Company(12)

   10.17 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc. (12)

   10.18 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1(12)

   10.19 1990 Long Term Equity Incentive Plan, as amended and restated through June 2, 1995(11)

   10.20          Form of Stock Option Agreement under 1990 Long Term Equity
                  Incentive Plan

   10.21          Stock Purchase Agreement by and between SoftKey International
                  Inc.,

                  Flextech Holdings Pte Ltd, Harry Fox, Joseph Abrams, Sol Rosenberg, Mathew Barlow, Samuel Zemsky, K.H. Trustees Ltd., Seth Altholz and Shelly Abrahami dated as of July 17, 1995(11)

   10.22 Share Purchase Agreement dated July 21, 1995 by and among the Company, Ziff-Davis Verlag GmbH and Helmut Kunkel(13)

   10.23 Earn-Out Agreement dated July 21, 1995 by and between the Company and Helmut Kunkel(13)

   10.24          1996 Stock Option Plan

   10.25          Form of Stock Option Agreement under 1996 Stock Option Plan

   10.26 Form of Standstill Agreement by and between the Company and Tribune Company(6)

   11.1           Statement Re: Computation of Per Share Earnings

   21.1           Subsidiaries of the Company

   23.1           Written Consent of Coopers & Lybrand L.L.P.

   23.2           Written Consent of Arthur Andersen LLP

   23.3           Written Consent of KPMG Peat Marwick LLP

   23.4           Written Consent of Price Waterhouse LLP

- -------------------------

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

(2) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(3) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(4) Incorporated by reference to exhibits filed with The Company's Registration Statement on Form S-3 (Reg.No. 33-88728) filed January 23, 1995.

(5) Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

(6)      Filed as exhibits to Exhibit 2.2 hereto.

(7) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

(8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994.

(9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Transition period ended June 30, 1992.

(10) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994.

(11) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995.

(12) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(13) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 21, 1995.