Form 10-K/A
period 1996-01-06
SOFTKEY INTERNATIONAL INC
filed 1996-05-15
CIK 719612

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A
                         AMENDMENT NO. 1

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 6, 1996.

                              OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION
          13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM      TO      .

                   COMMISSION FILE NUMBER: 0-13069

                     SOFTKEY INTERNATIONAL INC.
        (Exact name of registrant as specified in its charter)

                     DELAWARE                           94-2562108
   (State or other jurisdiction of incorporation     (I.R.S. Employer
   or organization)                                 Identification No.)

      ONE ATHENAEUM STREET
      CAMBRIDGE, MASSACHUSETTS                             02142
      (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code: (617) 494-1200 Securities registered pursuant to Section 12(b) of the Act:

             Title of each class           Name of each exchange on
                                                which registered

                   (None)                            (None)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 1, 1996 was approxi-mately $591,137,488. As of March 1, 1996, 31,633,774 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders to be held on May 16, 1996 are incor-porated by reference into Part III.


                               PORTIONS AMENDED

     Part IV, Item 14(a)(3) of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 6, 1996, is amended and restated as set forth below.

                                  PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K.

     (a)    Documents filed as part of this report.

          (3)  EXHIBITS

      Exhibit
      Number                    Description

      2.1 Amended and Restated Combination Agreement by and among Wordstar International Incorporated, SoftKey Software Products Inc., Spinnaker Software Corporation and SSC Acquisition Corporation dated as of August 17, 1993, as amended(1)

      2.2 Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I Inc., Cubsco II Inc., Tribune Company, Compton's NewMedia, Inc., and
                 Compton's Learning Company(2)

      2.3 SoftKey/TLC Agreement and Plan of Merger dated December 6, 1995 among the Company, Kidsco Inc. and The Learning Company(2)

      2.4 Agreement and Plan of Merger by and among the Company, SchoolCo Inc. and Minnesota Educational Computing Cor-poration (MECC) dated as of October 30, 1995(3)

      3.1        Restated Certificate of Incorporation, as amended(14)

      3.2        Bylaws of the Company, as amended(4)

      4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(3)

      4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and the State Street Bank and Trust Company, as Trustee(5)

      4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(5)

      4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement(5)

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

      10.2 Employment Agreement dated May 27, 1994 by and between the Company and Michael Perik(8)

      10.3 Employment Agreement dated May 27, 1994 by and between the Company and Kevin O'Leary(8)

      10.4 Employment Agreement dated February 1, 1994 by and between the Company and R. Scott Murray(7)

      10.5 Employment Agreement dated October 8, 1993 by and be-tween SoftKey Software Products Inc. and David E. Patrick(7)

      10.6       1991 Employee Payroll Stock Purchase Plan(9)

      10.7 1994 Non-Employee Director Stock Option Plan, as amend-ed and restated effective February 5, 1996(14)

      10.8 Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option Plan(14)

      10.9 Employment Agreement dated September 15, 1993 by and between WordStar International Incorporated and Edward Sattizahn(8)

      10.10 Employment Agreement dated June 20, 1994 by and between the Company and Neal S. Winneg(8)

      10.11 Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and Fleet Bank of Massachusetts, N.A.(10)

      10.12 Second Amendment dated as of May 17, 1995 by and be-tween SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994(11)

      10.13 Third Amendment dated as of December 22, 1995 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994(14)

      10.14 Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994(14)

      10.15 Employment Agreement dated March 1, 1994 by and between SoftKey Software Products Inc. and Robert Gagnon(12)

      10.16 Amendment No. 1 dated as of March 1, 1995, to Employ-ment Agreement dated as of February 1, 1994 by and between R. Scott Murray and the Company(12)

      10.17 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc.(12)

      10.18 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Ser-vices Corporation #1(12)

      10.19 1990 Long Term Equity Incentive Plan, as amended and restated through June 2, 1995(11)

      10.20 Form of Stock Option Agreement under 1990 Long Term Equity Incentive Plan(14)

      10.21 Stock Purchase Agreement by and between SoftKey Inter-national Inc., Flextech Holdings Pte Ltd, Harry Fox, Joseph Abrams, Sol Rosenberg, Mathew Barlow, Samuel Zemsky, K.H. Trustees Ltd., Seth Altholz and Shelly Abrahami dated as of July 17, 1995(11)

      10.22 Share Purchase Agreement dated July 21, 1995 by and among the Company, Ziff-Davis Verlag GmbH and Helmut Kunkel(13)

      10.23 Earn-Out Agreement dated July 21, 1995 by and between the Company and Helmut Kunkel(13)

      10.24      1996 Stock Option Plan(14)

      10.25      Form of Stock Option Agreement under 1996 Stock Option
                 Plan(14)

      10.26 Form of Standstill Agreement by and between the Company and Tribune Company(6)

      11.1       Statement Re: Computation of Per Share Earnings(14)

      21.1       Subsidiaries of the Company(14)

      23.1       Written Consent of Coopers & Lybrand L.L.P.(14)

      23.2       Written Consent of Arthur Andersen LLP(14)

      23.3       Written Consent of KPMG Peat Marwick LLP(14)

      23.4       Written Consent of Price Waterhouse LLP(14)

      27         Financial Data Schedule*

     _________________________

     *       Filed herewith; all other exhibits were previously filed.

     1 Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

     2 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

     3 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

     4 Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg. No. 33-88728) filed January 23, 1995.

     5 Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg No. 333-145), filed January 26, 1996.

     6       Filed as exhibits to Exhibit 2.2 hereto.

     7 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 1994.

     8 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994.

     9 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the Transition period ended June 30, 1992.

     10 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994.

     11 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995.

     12 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     13 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated July 21, 1995.

     14 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 6, 1996, of which this Amendment No. 1 on Form 10-K/A is a part.


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SOFTKEY INTERNATIONAL INC.

 By:  /s/ Neal S. Winneg
      Neal S. Winneg
      Vice President and
      General Counsel

 Date:  May 15, 1996