Form 10-Q
period 1996-04-06
SOFTKEY INTERNATIONAL INC
filed 1996-05-17
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 6, 1996


                         Commission File Number 0-13069

                           SOFTKEY INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                     94-2562108
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)




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

    As of May 3, 1996, there were 32,530,781 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                           SOFTKEY INTERNATIONAL INC.
                           --------------------------

                                TABLE OF CONTENTS
                                -----------------




                         Part I - Financial Information
                         ------------------------------



                                                                            Page
                                                                            ----

     ITEM 1.  Condensed Consolidated Financial Statements:

 Consolidated Balance Sheets at

              March 31, 1996 and December 31, 1995 ........................   3

              Condensed Consolidated Statements of
              Operations for the Three Months

              Ended March 31, 1996 and 1995 ...............................   4

              Condensed Consolidated Statements of
              Cash Flows for the Three Months
              Ended March 13, 1996 and 1995 ...............................   5

              Notes to Condensed Consolidated Financial Statements ........   6

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................   8


                           Part II - Other Information
                           ---------------------------

     ITEM 1.  Legal Proceedings ...........................................  12

     ITEM 6.  Exhibits and Reports on Form 8-K ............................  12


                          PART I. FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                           SOFTKEY INTERNATIONAL INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           March 31,  December 31,
                                                             1996         1995
                                                           ---------  ------------
                                                          (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                  $ 77,479     $ 77,832
Accounts receivable (less allowances for returns and
  doubtful accounts of $9,248 and $6,851, respectively)      45,069       32,402
Inventories                                                  16,683       18,997
Other current assets                                         19,943       23,627
                                                           --------     --------
                                                            159,174      152,858

Property and equipment, net                                  19,657       19,621
Goodwill, net                                               509,756      580,165
Acquired technology and other intangible assets, net        132,253      147,769
                                                           --------     --------
                                                           $820,840     $900,413
                                                           ========     ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                   $ 51,303     $ 50,603
Current portion of long-term debt                             1,002        4,434
Current portion of related party debt                            --        4,314
Merger related accruals                                      30,180       40,089
Revolving line of credit                                     25,000           --
Due to The Learning Company stockholders                        265       25,353
                                                           --------     --------
                                                            107,750      124,793
                                                           --------     --------
LONG-TERM OBLIGATIONS:
Senior Convertible Notes                                    350,000      350,000
Senior Exchangeable/Convertible Note                        150,000      150,000
Other long-term obligations                                   2,351        3,982
                                                           --------     --------
                                                            502,351      503,982
                                                           --------     --------

DEFERRED INCOME TAXES                                        58,684       57,119


STOCKHOLDERS' EQUITY                                        152,055      214,519
                                                           --------     --------
                                                           $820,840      900,413
                                                           ========     ========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                           SOFTKEY INTERNATIONAL INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                 -------------------------------
                                                      1996              1995
                                                 ------------        -----------

REVENUES                                          $    71,133        $    42,875

COSTS AND EXPENSES:
     Costs of production                               20,455             14,026
     Sales, marketing and support                      15,380              9,938
     General and administrative                         6,862              6,522
     Research and development                           7,897              2,840
     Amortization and merger related
         charges                                       90,512                 --
                                                  -----------        -----------
                                                      141,106             33,326

OPERATING INCOME (LOSS)                               (69,973)             9,549

INTEREST EXPENSE, net                                   6,348                421
                                                  -----------        -----------

INCOME (LOSS) BEFORE TAXES                            (76,321)             9,128

PROVISION FOR INCOME TAXES:
       Current                                          3,479              1,369
       Deferred                                        (3,479)                --
                                                  -----------        -----------
                                                          --               1,369
                                                  -----------        -----------
NET INCOME (LOSS)                                 $   (76,321)       $     7,759
                                                  ===========        ===========


NET INCOME (LOSS) PER SHARE                       $     (2.32)       $      0.33

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                              32,874,000         23,435,000






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                            1996         1995
                                                                         ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $(76,321)     $  7,759
     Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                         90,512         1,899
     Provision for returns and doubtful accounts                            9,230         5,786
     Changes in operating assets and liabilities:
          Accounts receivable                                             (21,897)      (12,788)
          Accounts payable and accruals                                     3,406        (5,552)
          Other                                                             1,483         1,746
                                                                         --------      --------
                                                                            6,413        (1,150)
                                                                         --------      --------



CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets, net                                       (1,407)       (1,486)
       Software development costs                                          (1,448)           --
       Payment of merger related accruals                                  (9,909)         (135)
       Payments to stockholders of The Learning Company                   (25,088)           --
                                                                         --------      --------
                                                                          (37,852)       (1,621)
                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases and long-term debt            (4,695)         (552)
     Borrowings under line of credit                                       25,000            --
     Proceeds from issuance of common stock related to exercise of
        stock options, net                                                 12,046         9,368
                                                                         --------      --------
                                                                           32,351         8,816
                                                                         --------      --------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (1,265)          373
                                                                         --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (353)        6,418

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             77,832        12,205
                                                                         --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 77,479      $ 18,623
                                                                         ========      ========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of SoftKey International Inc. ("SoftKey" or the "Company") for the three months ended March 31, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 6, 1996. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

The first quarter reporting period for 1996 ended on April 6, 1996 and the first quarter reporting period for 1995 ended on April 1, 1995. For clarity of presentation and comparison, all references to the Year Ended December 31, 1995 relate to the period January 1, 1995 to January 6, 1996; the periods from January 7, 1996 to April 6, 1996 and from January 1, 1995 to April 1, 1995 are referred to as the "Three Months Ended March 31, 1996" or the "First Quarter 1996" and the "Three Months Ended March 31, 1995" or the "First Quarter 1995," respectively, throughout these financial statements.

On December 22, 1995, the Company acquired control of The Learning Company for cash. On December 28, 1995, the Company acquired Compton's NewMedia, Inc. and Compton's Learning Company (collectively, "Compton's") in exchange for a combination of common stock and the assumption of certain intercompany indebtedness from Tribune Company. On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi") in exchange for a combination of cash and common stock. Each of these acquisitions was accounted for using the purchase method of accounting. On August 31, 1995, the Company acquired Future Vision Holding, Inc. ("Future Vision") for common stock. This transaction was accounted for using the pooling-of-interests method. Prior period amounts have been restated to reflect the pooling-of-interests with Future Vision.

Summarized results of operations for the Three Months Ended March 31, 1995, on a separate company and combined basis related to the pooling-of-interests with Future Vision are as follows:

                                    SoftKey      Future Vision      Combined
                                    -------      -------------      --------
Revenues                            $41,004         $ 1,871          $42,875
Operating income (loss)              12,134          (2,585)           9,549
Net income (loss)                    10,019          (2,260)           7,759
Net income (loss) per share             .45           (2.08)             .33

On October 30, 1995, the Company entered into a definitive merger agreement with Minnesota Educational Computing Corp. (MECC) ("MECC"), a publisher and distributor of high quality educational software for children. SoftKey is expected to acquire MECC in exchange for approximately 9,200,000 shares of SoftKey common stock constituting a total estimated purchase price of approximately $260,000 based upon the market value of SoftKey's common stock, including transaction related costs and value of stock options acquired. During the first quarter of 1996 the parties reached agreement regarding the framework of a plan to implement SoftKey's strategic plan, including the business strategy and management responsibilities upon consummation of the transaction. The ultimate purchase price will depend upon the number of shares issued to acquire MECC, which will be in the range of approximately 7,150,000 to 9,200,000 shares of SoftKey common stock, (which number could be increased to approximately 10,500,000 shares to the extent that outstanding options to purchase common shares of MECC, are exercised prior to the effective time of the merger). The closing of this transaction is subject to, among other things, stockholder approval of both the Company and MECC. The Special Stockholder meeting to consider and vote upon this proposal has been set for May 16, 1996. The transaction will be accounted for as a purchase.

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

The excess cost over the fair value of net assets acquired is recorded as goodwill and is amortized on a straight-line basis over 2 years, except for the goodwill associated with the Company's Canadian income tax software business, which is being amortized on a straight-line basis over its estimated useful life of 40 years. The cost of identified intangible assets is generally amortized on a straight-line basis over its estimated useful life of 2 to 7 years. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt financing. The carrying value of goodwill and intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date no such impairment has occurred. Should there be an impairment in the future, the Company will measure the amount of the impairment based on discounted expected future cash flows. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.


3. LONG-TERM OBLIGATIONS

                                          March 31,        December 31,
                                            1996               1995
                                          ---------        ------------

Related party Senior Convertible/
    Exchangeable Notes                    $150,000           $154,314
Capital leases                               1,106              1,614
Senior Convertible Notes                   350,000            350,000
Other                                        2,247              6,802
                                          --------           --------

Less: current portion                       (1,002)            (8,748)
                                          ========           ========
                                          $502,351           $503,982
                                          ========           ========

On April 5, 1996 the Company issued 158,099 shares of common stock in settlement of $3,000 of related party debt plus accrued interest.


4.  INVENTORIES

Inventories consist primarily of finished goods and components at March 31, 1996 and December 31, 1995.


5.  COMPUTATION OF EARNINGS PER SHARE

Net income (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible debentures and notes, convertible Series A and Series B preferred stock and stock options and warrants using the treasury stock method in both reporting periods. The computations do not include common stock equivalents where the effect would be antidilutive. Primary earnings per share computations do not materially differ from fully diluted earnings per share due to the exclusion of the dilutive effect of convertible debentures and notes plus the effect of using the average price of the Company's common stock versus ending price in the treasury stock computation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 6, 1996. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts.

INTRODUCTION

SoftKey International Inc. ("SoftKey" or the "Company") is a leading developer and publisher of value-priced, high quality consumer software for PC's, primarily produced on CD-ROM. The Company develops, licenses, manufactures, distributes and markets a wide range of consumer titles in the lifestyle, edutainment, productivity, entertainment and education categories. In addition, the Company develops, markets and distributes income tax software and provides comprehensive nationwide tax processing for personal, corporate and trust tax returns in Canada.

On December 22, 1995, the Company acquired control of The Learning Company for cash. On December 28, 1995, the Company acquired Compton's NewMedia, Inc. and Compton's Learning Company (collectively "Compton's") in exchange for a combination of common stock and cancellation of certain intercompany indebtedness from Tribune Company. On July 21, 1995 the Company acquired tewi Verlag GmbH ("tewi") in exchange for a combination of cash and common stock. Each of these transaction was accounted for as a purchase. Accordingly, results are combined from the date of merger onwards for the above transactions. Results (in terms of dollar amounts) for the Three Months Ended March 31, 1996 are not directly comparable to the Three Months Ended March 31, 1995 because they do not include results from the purchases. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of total revenues.

RESULTS OF OPERATIONS

    NET INCOME. The Company incurred a net loss of $76,321 ($2.32 per fully diluted share) on revenues of $71,133 in the First Quarter 1996 as compared to net income of $7,759 ($0.33 per fully diluted share) on revenues of $42,875 in the First Quarter 1995. The increase in revenue is primarily a result of the acquisitions of The Learning Company and Compton's in December 1995. The net loss in the First Quarter 1996 is a result of the effect of the amortization of goodwill and other merger related costs of $90,512.

    REVENUES.  Revenues by distribution channel for the First Quarter 1996 as compared to the First Quarter 1995 are as follows:
                              Three Months Ended March 31,
                            -------------------------------
                               1996         %         1995           %
                            --------      ----      -------        ----
Retail                       $34,159       48%      $15,677         37%
OEM                            6,335        9%        4,415         10%
School                         2,422        3%           --         --
Direct Mail                    6,529        9%        6,768         16%
International                 11,254       16%        4,069         10%
Tax software and services     10,434       15%       11,946         27%
                             -------      ---       -------        ---
                             $71,133      100%      $42,875        100%
                             =======      ===       =======        ===

Total revenues increased 66% in the First Quarter 1996 as compared to First Quarter 1995 due to several factors, including the effect of revenues from the acquisitions of The Learning Company and Compton's and an increase in the sales of the Company's Platinum "jewel-case only" line of products compared to First Quarter 1995. Retail revenues increased as a result of the acquisitions of The Learning Company and Compton's plus a general increase in demand for consumer software products. International sales increased primarily as a result of the acquisition of tewi on July 21, 1995 and an increase in foreign language translated versions of the Company's products available for sale. Original equipment manufacturer ("OEM") revenues increased due to the availability of new product offerings for this channel. Direct response revenues were consistent on a dollar basis but decreased as a percentage of revenues due to the overall increase in revenues resulting from product sales of the acquired companies which did not formerly participate in the direct mail channel. Prior to the acquisition of The Learning Company, the Company did not participate in the school channel. Revenues from the Tax Division declined as a result of increased competition in the Canadian income tax market.

COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the First Quarter 1996 as compared to the First
Quarter 1995 are as follows:



                                    Three Months Ended March 31,
                                    ----------------------------

                                                % of                     % of
                                    1996      Revenues        1995    Revenues
                                  -------     --------      -------   --------
Costs of production               $20,455        29%        $14,026     33%
Sales, marketing and support       15,380        22%          9,938     23%
Research and development            7,897        11%          2,840      7%
General and administrative          6,862         9%          6,522     15%
                                  -------        --         -------     --
                                  $50,594        71%        $33,326     78%
                                  =======        ==         =======     ==


Total costs and expenses decreased as a percentage of revenues to 71% in First Quarter 1996 as compared with 78% in First Quarter 1995. This decrease was caused primarily by the reduction in general and administrative costs and costs of production as a percentage of revenues from consolidating the operations of the acquired companies.

Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production decreased in the First Quarter 1996 by 4% as compared to the First Quarter 1995. The decrease in costs of production was caused by reduced prices on the cost to manufacture product and the impact from The Learning Company having historically higher gross margin selling products than SoftKey.



Sales, marketing and support expenses decreased to 22% of revenues in First Quarter 1996 as compared to 23% of revenues in First Quarter 1995. The percentage decrease was a result of the Company reducing both fixed costs and employee headcount of the combined Company following the acquisitions in 1995.


Research and development costs increased significantly to 11% of revenues in the First Quarter 1996 as compared to 7% in the First Quarter 1995. The increase is a result of a higher proportion of internally developed products in First Quarter 1996 as compared to First Quarter 1995.


General and administrative expenses decreased to 9% of revenues in the First Quarter 1996 as compared to 15% of revenues in the First Quarter 1995. This is primarily the result of the closure of a Future Vision Holding, Inc. facility in New York and consolidation of finance and manufacturing functions in Europe. In addition, the percentage of revenues decrease resulted from a general reduction in overhead costs and employee headcount following the acquisitions in 1995.


During the quarter, a charge of $90,512 arose from the acquisitions of The Learning Company and Compton's. Approximately $71,280 relates to the amortization of goodwill, $16,627 relates to the amortization of acquired technology and other intangible assets and the balance of $2,605 relates to other merger related costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $77,832 at December 31, 1995 to $77,479 at March 31, 1996. This decrease was primarily attributable to the repayment of approximately $9.9 million of merger related liabilities, offset by proceeds from stock option exercises. During the First Quarter the Company repaid $25,088 of amounts due to the former stockholders of The Learning Company and financed this amount by drawing $25,000 against its revolving line of credit.

On October 23, 1995, the Company announced that it had completed a private offering of $350,000 principal amount 5 1/2% Senior Convertible Notes due 2000 (The Senior Convertible Notes). The Senior Convertible Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices.

In February 1996, SoftKey Inc., a wholly owned subsidiary of Company, amended its revolving line of credit (the "Line"), to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1997 and bear interest at the prime rate (8.25% at March 31, 1996). The Line is subject to certain financial covenants, is secured by a general security interest in the assets of SoftKey Inc. and certain other subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. There was $25,000 drawn on the Line at March 31, 1996.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U.S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries. The Company also conducts its tax software business in Canada, which has experienced foreign currency exchange rate fluctuation relative to the US dollar. In order to mitigate this exposure, from time to time the Company has purchased foreign exchange options contracts, none of which are outstanding at March 31, 1996.

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

The Company has recently completed the acquisitions of The Learning Company and Compton's and may plan to seek acquisitions of businesses, products or technologies in the future that are complementary to its current business. In addition, the Company has entered into a definitive merger agreement with Minnesota Educational Computing Corp. (MECC)("MECC"). The consummation of this merger is subject to, among other things, stockholder approval of both the Company and MECC. There can be no assurance that the Company will not encounter difficulties in integrating these or future businesses, products or technologies. As a result of the acquisitions in 1995 and the proposed acquisition of MECC, the Company will have substantial amounts of non-cash amortization of goodwill and intangible assets over the next few years. This will result in operating losses in the future.

The rate of change in the consumer software industry has continued to increase. As consumers have become more accustomed to purchasing multimedia software the Company believes they have developed, and will continue to develop, increased sophistication with respect to the content and quality of their software purchases, demanding increasingly full featured and content rich programs. In addition, the development time for new platforms on which the Company's products run is decreasing, requiring the Company to update or discontinue products at shorter intervals. The Company also anticipates that the future demand for on-line and Internet compatible products will increase and it will be required to continuously re-evaluate its product strategy. The Company continually assesses and re-defines its existing distribution strategy to meet these future demands. These factors make the Company's future revenue and profitability increasingly unpredictable.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
- ------                                -----------

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

  3.1       Restated Certificate of Incorporation, as amended(7)

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

 11.1       Statement Re: Computation of Per Share Earnings

- -------------------------

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

4 Incorporated by reference to exhibits filed with The Company's Registration Statement on Form S-3 (Reg.No. 33-88728) filed January 23, 1995.

5 Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

6     Filed as exhibits to Exhibit 2.2 hereto.

7 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 6, 1996.


(b)   REPORTS ON FORM 8-K

      On January 25, 1996 the Company filed an amendment on Form 8K/A to its Form 8-K reporting, among other things, the agreement entered into on November 30, 1995 to acquire Compton's NewMedia, Inc. and Compton's Learning Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SOFTKEY INTERNATIONAL INC.


May 16, 1996

                                    /s/ R. Scott Murray
                                    --------------------------------------------
                                    R. Scott Murray
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX
                                  -------------

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

  3.1       Restated Certificate of Incorporation, as amended(7)

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

 11.1       Statement Re: Computation of Per Share Earnings

- -------------------------

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

4 Incorporated by reference to exhibits filed with The Company's Registration Statement on Form S-3 (Reg.No. 33-88728) filed January 23, 1995.

5 Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

6       Filed as exhibits to Exhibit 2.2 hereto.


7 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 6, 1996.