Form 10-Q
period 1996-07-06
SOFTKEY INTERNATIONAL INC
filed 1996-08-20
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 6, 1996


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

    Indicate by check [checkmark] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days       Yes  X    No
                                                  -----    -----

    As of August 7, 1996, there were 42,742,843 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                           SOFTKEY INTERNATIONAL INC.
                           --------------------------
                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information
                         ------------------------------

                                                                           Page
                                                                           ----
         ITEM 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at
                  June 30, 1996 and December 31, 1995......................  3

                  Condensed Consolidated Statements of
                  Operations for the Three Months and Six
                  Months Ended June 30, 1996 and 1995......................  4

                  Condensed Consolidated Statements of
                  Cash Flows for the Six Months
                  Ended June 30, 1996 and 1995.............................  5

                  Notes to Condensed Consolidated Financial Statements.....  7


         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 10


                           Part II - Other Information
                           ---------------------------

         ITEM 1.  Legal Proceedings ....................................... 14

         ITEM 4.  Submission of Matters to a Vote of Security Holders...... 14

         ITEM 6.  Exhibits and Reports on Form 8-K......................... 15

                          PART I. FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                           SOFTKEY INTERNATIONAL INC.

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)

                                                                 June 30,             December 31,
                                                                   1996                   1995
                                                               -----------            ------------
                                                               (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $ 96,716               $ 77,832
Accounts receivable (less allowances for returns
  of $9,944 and $6,851, respectively)                              49,870                 32,402
Inventories                                                        16,390                 18,997
Other current assets                                               21,429                 23,627
                                                                 --------               --------
                                                                  184,405                152,858

Property and equipment, net                                        20,936                 19,621
Goodwill, net                                                     560,551                580,165
Acquired technology and other intangible assets, net              200,173                147,769
                                                                 --------               --------
                                                                 $966,065               $900,413
                                                                 ========               ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                         $ 51,339               $ 50,603
Current portion of long-term debt                                     953                  4,434
Current portion of related party debt                                  --                  4,314
Merger related accruals                                            20,771                 40,089
Revolving line of credit                                           25,000                     --
Due to The Learning Company stockholders                              328                 25,353
                                                                 --------               --------
                                                                   98,391                124,793
                                                                 --------               --------

LONG-TERM OBLIGATIONS:
Senior Convertible Notes                                          350,000                350,000
Senior Exchangeable/Convertible Note                              150,000                150,000
Other long-term obligations                                         3,416                  3,982
                                                                 --------               --------
                                                                  503,416                503,982
                                                                 --------               --------

DEFERRED INCOME TAXES                                              95,972                 57,119
                                                                 --------               --------

STOCKHOLDERS' EQUITY                                              268,286                214,519
                                                                 --------               --------
                                                                 $966,065               $900,413
                                                                 ========               ========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                           SOFTKEY INTERNATIONAL INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                     (UNAUDITED)

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                             June 30,
                                                   -----------------------------        -----------------------------
                                                      1996               1995              1996               1995
                                                   ----------         ----------        ----------         ----------

REVENUES                                            $  76,120            $34,954         $ 147,253            $77,829

COSTS AND EXPENSES:
     Costs of production                               20,249             11,881            40,704             25,907
     Sales, marketing and support                      15,870              8,207            31,250             18,145
     General and administrative                         6,888              5,833            13,750             12,355
     Research and development                           8,850              2,827            16,747              5,667
     Amortization and merger related
         charges                                      162,077                 --           252,589                 --
                                                    ---------            -------         ---------            -------
                                                      213,934             28,748           355,040             62,074

OPERATING INCOME (LOSS)                              (137,814)             6,206          (207,787)            15,755

INTEREST EXPENSE, net                                   6,371                336            12,719                757
                                                    ---------            -------         ---------            -------

INCOME (LOSS) BEFORE TAXES                           (144,185)             5,870          (220,506)            14,998

PROVISION FOR INCOME TAXES:
       Current                                          4,530                834             8,009              2,203
       Deferred                                        (4,530)                --            (8,009)                --
                                                    ---------            -------         ---------            -------
                                                           --                834                --              2,203
                                                    ---------            -------         ---------            -------
NET INCOME (LOSS)                                   $(144,185)           $ 5,036         $(220,506)           $12,795
                                                    =========            =======         =========            =======

NET INCOME (LOSS) PER SHARE                         $   (3.63)           $  0.21         $   (6.08)           $  0.54

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                              39,687,000         24,100,000        36,287,000         23,801,000






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                ------------------------
                                                                                  1996            1995
                                                                                ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $(220,506)      $ 12,795
     Adjustments to reconcile net income (loss)  to net cash provided by (used for) operating activities:
     Depreciation, amortization and write-off of intangible assets                198,954          3,304
     Charge for purchased research and development                                 56,688             --
     Changes in operating assets and liabilities:
          Accounts receivable                                                     (20,027)        (4,318)
          Accounts payable and accruals                                            (2,867)       (12,497)
          Other                                                                     4,422          3,445
                                                                                ---------       --------
                                                                                   16,664          2,729
                                                                                ---------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets and other                                         (9,470)        (4,329)
       Payment of merger related accruals                                         (23,998)            --
       Payments to stockholders of The Learning Company                           (25,025)            --
       Acquisitions, including cash received                                       21,481             --
                                                                                ---------       --------
                                                                                  (37,012)        (4,329)
                                                                                ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases and long-term debt                    (5,227)        (1,472)
     Borrowings (repayments) under line of credit                                  25,000         (7,700)
     Proceeds from issuance of common stock for settlement of
        expenses                                                                    2,888             --
     Proceeds from issuance of common stock related to exercise of
        stock options, net                                                         19,352         91,686
     Other                                                                         (1,945)            --
                                                                                ---------       --------
                                                                                   40,068         82,514
                                                                                ---------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (836)           279
                                                                                ---------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            18,884         81,193

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     77,832         12,205
                                                                                ---------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  96,716       $ 93,398
                                                                                =========       ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (CONTINUED)
                                             (IN THOUSANDS)
                                               (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                  1996            1995
                                                                                --------        --------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Common stock issued to acquire MECC                                        $220,184            --
     Increase in APIC due to value of in-the-money employee stock
          options acquired in connection with the acquisition of MECC             19,444            --
     Common stock issued for settlement of expenses                               10,132            --
     Common stock issued to settle note payable to related party                   3,053            --





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                           SOFTKEY INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of SoftKey International Inc. ("SoftKey" or the "Company") for the three and six months ended June 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 6, 1996. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

The second quarter reporting period for 1996 ended on July 6, 1996 and the second quarter reporting period for 1995 ended on July 1, 1995. For clarity of presentation and comparison, all references to the Year Ended December 31, 1995 relate to the period January 1, 1995 to January 6, 1996. The periods from January 7, 1996 to July 6, 1996 and from January 1, 1995 to July 1, 1995 are referred to as the "Six Months Ended June 30, 1996" and the "Six Months Ended June 30, 1995," respectively, throughout these financial statements. The periods from April 2, 1995 to July 1, 1995 and from April 7, 1996 to July 6, 1996 are referred to as the "Second Quarter 1995" and the "Second Quarter 1996," respectively.

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

Summarized results of operations for the Six Months Ended June 30, 1995, on a separate company and combined basis related to the pooling-of-interests with Future Vision are as follows:

                                     SoftKey    Future Vision        Combined
                                     -------    -------------        --------
Revenues                             $74,721       $ 3,108           $77,829
Operating income (loss)               21,779        (6,024)           15,755
Net income (loss)                     17,973        (5,178)           12,795
Net income (loss) per share             0.79         (4.76)             0.54

On May 17, 1996, the Company acquired the Minnesota Educational Computing Corp.
(MECC) ("MECC"), in exchange for 9,174,349 shares of common stock.

The purchase price for MECC was allocated as follows:
Purchase Price (inclusive of value of in-the-money
    stock options and deferred income taxes)               $283,496
Less: Fair value of net tangible assets                      13,990
                                                           --------
Excess to allocate                                          269,506
                                                           --------
Less: excess allocated to:
    Incomplete technology                                    56,688
    Completed technology and products                        88,501
    Brands and trademarks                                       894
                                                           --------
                                                            146,083
                                                           --------
Goodwill                                                   $123,423
                                                           ========

Summarized pro forma combined results of operations for the Six Months Ended
June 30, 1996 and the Six Months Ended June 30, 1995 are shown as if the transactions had occurred at the beginning of the period presented. Pro forma adjustments relate primarily to amortization of goodwill and complete technology and merger related charges. The SoftKey pro forma results of operations for the Six Months Ended June 30, 1995 have been prepared assuming the acquisitions of The Learning Company, Compton's and tewi had occurred at the beginning of the period and include the charge for MECC purchased incomplete technology. These pro forma combined results of operations include the historical results from each of the acquired businesses and do not reflect any reductions in operating costs derived from consolidation of functional departments in the companies or the one time charges for purchased incomplete technology of The Learning Company and Compton's. In addition, pro forma combined operating income (loss) includes pro forma amortization of assets resulting from purchase accounting of $41,128 and $279,875, respectively, and pro forma interest on convertible debt of $0 and $13,750, respectively, for the Six Months Ended June 30, 1996 and the Six Months Ended June 30, 1995.

                                                   MECC
                                                 Including
     Six Months Ended                            Pro Forma       Pro Forma
      June 30, 1996             SoftKey         Adjustments       Combined
- -----------------------        ---------        -----------      ---------
Revenues                       $ 147,253         $  7,800        $ 155,053
Operating income (loss)         (207,787)         (50,340)        (258,127)
Net income (loss)               (220,506)         (41,030)        (261,536)
Net income (loss)
  per share                    $   (6.08)                        $   (6.10)


                                SoftKey            MECC
                               Including         Including
     Six Months Ended          Pro Forma         Pro Forma       Pro Forma
      June 30, 1995           Adjustments       Adjustments       Combined
- -----------------------       -----------       -----------      ---------
Revenues                      $ 118,970          $  13,465       $ 132,435
Operating income (loss)        (214,486)           (52,038)       (266,524)
Net income (loss)              (217,180)           (42,780)       (259,960)
Net income (loss)
  per share                   $   (7.53)                         $   (6.84)

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

3. LONG-TERM OBLIGATIONS

                                                      June 30,      December 31,
                                                        1996           1995
                                                     ---------      ------------

Senior Convertible Notes                             $350,000        $350,000
Related party Senior Convertible/
    Exchangeable Notes                                150,000         154,314
Capital leases                                          1,219           1,614
Other                                                   3,150           6,802
                                                     --------        --------
                                                      504,369         512,730
Less: current portion                                    (953)         (8,748)
                                                     ========        ========
                                                     $503,416        $503,982
                                                     ========        ========

On April 5, 1996 the Company issued 158,099 shares of common stock in settlement of $3,000 of related party debt plus accrued interest to Tribune Company, a stockholder.

4.  INVENTORIES

Inventories consist primarily of finished goods and components at June 30, 1996 and December 31, 1995.

5.  COMPUTATION OF EARNINGS PER SHARE

Net income (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible notes and stock options and warrants using the treasury stock method in both reporting periods. The computations do not include common stock equivalents where the effect would be antidilutive. Primary earnings per share computations do not materially differ from fully diluted earnings per share due to the exclusion of the dilutive effect of convertible debentures and notes plus the effect of using the average price of the Company's common stock versus ending price in the treasury stock computation.

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

INTRODUCTION

SoftKey International Inc. ("SoftKey" or the "Company") is a leading developer and publisher of high quality consumer software for PC's, primarily produced on CD-ROM. The Company develops, licenses, manufactures, distributes and markets a wide range of consumer titles in the lifestyle, edutainment, productivity, entertainment and education categories. In addition, the Company develops, markets and distributes income tax software and provides comprehensive nationwide tax processing for personal, corporate and trust tax returns in Canada.

On May 17, 1996, the Company acquired the Minnesota Educational Computing Corp.
(MECC) ("MECC") in exchange for common stock. On December 28, 1995, the Company acquired Compton's NewMedia, Inc. and Compton's Learning Company (collectively "Compton's") in exchange for a combination of common stock and cancellation of certain intercompany indebtedness from Tribune Company. On December 22, 1995, the Company acquired control of The Learning Company for cash. On July 21, 1995 the Company acquired tewi Verlag GmbH ("tewi") in exchange for a combination of cash and common stock. Each of these transaction was accounted for as a purchase. Accordingly, results are combined from the date of the respective merger onwards for the above transactions. Results (in terms of dollar amounts) for the Three and Six Months Ended June 30, 1996 are not directly comparable to the Three and Six Months Ended June 30, 1995 because they do not include results from the purchases. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of total revenues.

On August 31, 1995, SoftKey acquired all of the outstanding common stock of Future Vision Holdings, Inc. This transaction was accounted for using the pooling-of-interests method of accounting. Prior period results have been restated to reflect the pooling-of-interest.

RESULTS OF OPERATIONS

    NET INCOME. The Company incurred a net loss of $144,185 ($3.63 per fully diluted share) on revenues of $76,120 in the Second Quarter 1996 and a net loss of $220,506 ($6.08 per fully diluted share) on revenues of $147,253 in the Six Months Ended June 30, 1996 as compared to net income of $5,036 ($0.21 per fully diluted share) on revenues of $34,954 in the Second Quarter 1995 and net income of $12,795 ($0.54 per fully diluted share) on revenues of $77,829 in the Six Months Ended June 30, 1995. The increase in revenue is primarily a result of the acquisitions of The Learning Company and Compton's in December 1995. The net loss in the Second Quarter 1996 and Six Months Ended June 30, 1996 is a result of the effect of the amortization of goodwill and other merger related costs of $162,077 and $252,589, respectively.

    REVENUES. Revenues by distribution channel for the Second Quarter 1996 as compared to the Second Quarter 1995 and the Six Months Ended June 30, 1996 as compared to the Six Months Ended June 30, 1995 are as follows:


                                     Three Months Ended June 30,                    Six Months Ended June 30,
                                -------------------------------------         --------------------------------------
                                  1996       %           1995      %            1996       %           1995       %
                                -------     ---        -------    ---         --------    ---        -------     ---
Retail                          $38,950      51%       $16,930     48%        $ 73,109     50%       $32,607      42%
OEM                               7,260      10%         3,455     10%          13,595      9%         7,870      10%
School                            7,076       9%            --     --            9,498      6%            --      --
Direct response                   7,605      10%         6,611     19%          14,134     10%        13,379      17%
International                    11,416      15%         4,433     13%          22,670     15%         8,502      11%
Tax software and services         3,813       5%         3,525     10%          14,247     10%        15,471      20%
                                -------     ---        -------    ---         --------    ---        -------     ---
                                $76,120     100%       $34,954    100%        $147,253    100%       $77,829     100%
                                =======     ===        =======    ===         ========    ===        =======     ===

Total revenues increased 118% in the Second Quarter 1996 as compared to Second Quarter 1995 and 89% for the Six Months Ended June 30, 1996 as compared to the Six Months Ended June 30, 1995 due to several factors, including the effect of revenues from the acquisitions of The Learning Company, Compton's and MECC and an increase in the sales of the Company's Platinum and KeyKids "jewel-case only" line of products. Retail revenues increased as a result of the acquisitions of The Learning Company, Compton's and MECC plus a general increase in sales of consumer software products through retailers such as Office Depot, K-Mart and Officemax. International sales increased primarily as a result of the acquisition of tewi on July 21, 1995 and an increase in foreign language translated versions of the Company's products available for sale. Original equipment manufacturer ("OEM") revenues increased due to the availability of new product offerings for this channel. Direct response revenues increased on a dollar basis but decreased as a percentage of revenues due to the overall increase in revenues resulting from product sales of the acquired companies which did not formerly participate in the direct mail channel. Prior to the acquisition of The Learning Company and MECC, the Company did not participate in the school channel. Revenues from the Tax Division declined for the Six Months Ended June 30, 1996 as compared to the Six Months Ended June 30, 1995 as a result of increased competition in the Canadian income tax market.

COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the Second Quarter 1996 as compared to the Second
Quarter 1995 and the Six Months Ended June 30, 1996 as compared to the Six
Months Ended June 30, 1995 are as follows:

                                        Three Months ended June 30,                          Six Months Ended June 30,
                               ---------------------------------------------      ----------------------------------------------
                                             % of                     % of                      % of                      % of
                                 1996     Revenues         1995     Revenues        1996      Revenues        1995      Revenues
                               -------    --------       -------    --------      --------    --------       -------    --------
Costs of production            $20,249       27%         $11,881       34%        $ 40,704       28%         $25,907       33%
Sales, marketing and
   support                      15,870       21%           8,207       23%          31,250       21%          18,145       23%
Research and
    development                  8,850       11%           2,827        8%          16,747       11%           5,667        8%
General and
    administrative               6,888        9%           5,833       17%          13,750        9%          12,355       16%
                               -------       --          -------       --         --------       --          -------       --
                               $51,857       68%         $28,748       82%        $102,451       69%         $62,074       80%
                               =======       ==          =======       ===        ========       ==          =======       ==



Total costs and expenses decreased as a percentage of revenues to 68% and 69% in the Second Quarter 1996 and in the Six Months Ended June 30, 1996, respectively, as compared with 82% and 80% in the Second Quarter 1995 and the Six Months Ended June 30, 1995, respectively. This decrease was caused primarily by the reduction in general and administrative costs and costs of production as a percentage of revenues as a result of the integration and centralization of the operations of the acquired companies.

Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, decreased in the Second Quarter 1996 and the Six Months Ended June 30, 1996 to 27% and 28% of revenues respectively, as compared to the Second Quarter 1995 and the Six Months Ended June 30, 1995. The decrease in costs of production as a percentage of revenues was caused by reduced prices on the cost to manufacture product and the impact from The Learning Company and MECC having historically higher gross margin selling products than SoftKey, an increase in sales in the OEM, school and direct response channels, all of which typically enjoy higher gross margins than the Company's traditional retail box product. As well, the Company has seen an increase in sales of its Platinum line of products, which due to the nature of the packaging in a jewel-case also generate higher gross margins.

Sales, marketing and support expenses decreased to 21% of revenues in the Second Quarter 1996 as compared to 23% of revenues in the Second Quarter 1995 and 21% of revenues in the Six Months Ended June 30, 1996 as compared to 23% of revenues in the Six Months Ended June 30, 1995. The percentage decrease was a result of the Company reducing both fixed costs and employee headcount of the combined Company following the acquisitions in 1995 and 1996.

Research and development costs increased to 11% of revenues in the Second Quarter 1996 as compared to 8% in the Second Quarter 1995 and 11% of revenues in the Six Months Ended June 30, 1996 as compared to 8% of revenues in the Six Months Ended June 30, 1995. The increase is a result of a higher proportion of internally developed products from The Learning Company and Compton's than previously from SoftKey.

General and administrative expenses decreased to 9% of revenues for both the Second Quarter 1996 and Six Months Ended June 30, 1996, as compared to 17% and 16% of revenues in the Second Quarter 1995 and Six Months Ended June 30, 1995, respectively. This is primarily the result of the closure of a Future Vision Holding, Inc. facility in New York and consolidation of finance and manufacturing functions in Europe. In addition, the percentage of revenues decrease resulted from a general reduction in overhead costs and employee headcount following the acquisitions in 1995 and 1996.

During the Second Quarter 1996 and Six Months Ended June 30, 1996, charges of $162,077 and $252,589, respectively, resulting from the acquisitions of The Learning Company, Compton's and MECC were incurred. Included in this amount is $56,688 related to a charge for in-process technology and the remainder relates to amortization of goodwill and acquired technology related assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $77,832 at December 31, 1995 to $96,716 at June 30, 1996. This increase was attributable to the cash received from the acquisition of MECC of $21,481 and proceeds from stock option exercises of $19,352, offset by the repayment of approximately $23,998 of merger related liabilities and purchases of equipment and other for $9,470. During the Six Months Ended June 30, 1996 the Company paid $25,025 of amounts due to the former stockholders of The Learning Company. During the Six Months Ended June 30, 1996 the Company generated cash from operations of $16,664.

The Company has outstanding $350,000 principal amount 5 1/2% Senior Convertible Notes due 2000 (the "Senior Convertible Notes") and $150,000 principal amount 5 1/2% Senior Convertible/Exchangeable Notes due 2000 held by the Tribune Company (the "Tribune Notes"). The Senior Convertible Notes and Tribune Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices.

On August 1, 1996, the Company announced that its Board of Directors authorized the repurchase by the Company over the next twelve months of up to $50 million principal amount of its Senior Convertible Notes from time to time in the open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. The Company intends to use its excess cash flow from operations for any such purchases.

The Company also has in place a revolving line of credit (the "Line"), to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1997 and bear interest at the prime rate (8.25% at June 30, 1996). The Line is subject to certain financial covenants, is secured by a general security interest in the assets of SoftKey Inc. and certain other subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. There was $25,000 drawn on the Line at June 30, 1996.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U.S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries. The

Company also conducts its tax software business in Canada, which has experienced foreign currency exchange rate fluctuation relative to the US dollar. In order to mitigate this exposure, from time to time the Company has purchased foreign exchange options contracts, none of which are outstanding at June 30, 1996.

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

FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q which are not historical facts may include forward looking statements. The forward looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements, including those discussed below or in the Company's Annual Report on Form 10-K for the fiscal year ended January 6, 1996.

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

The Company has recently completed the acquisitions of The Learning Company, Compton's and MECC and may plan to seek acquisitions of businesses, products or technologies in the future that are complementary to its current business. There can be no assurance that the Company will not encounter difficulties in integrating these or future businesses, products or technologies. As a result of the acquisitions in 1995 and the acquisition of MECC in 1996, the Company will have substantial amounts of non-cash amortization of goodwill and intangible assets over the next few years. This will result in substantial operating losses in the future.

The rate of change in the consumer software industry has continued to increase. As consumers have become more accustomed to purchasing multimedia software the Company believes they have developed, and will continue to develop, increased sophistication with respect to the content and quality of their software purchases, demanding increasingly full featured and content rich programs. In addition, the development time for new platforms on which the Company's products run is decreasing, requiring the Company to update or discontinue products at shorter intervals. The Company also anticipates that the future demand for on-line and Internet compatible products will increase and it will be required to continuously re-evaluate its product strategy. The Company continually assesses and redefines its existing distribution strategy to meet these future demands. These factors make the Company's future revenue and profitability increasingly unpredictable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's 1996 Special Meeting of Stockholders in lieu of an Annual Meeting was held on May 16, 1996.

         (b) The following directors were elected at the meeting and no other directors' terms of office continued after the meeting: Michael Bell, James C. Dowdle, Robert Gagnon, Kevin O'Leary, Michael J. Perik, Robert Rubinoff and Scott M. Sperling.

         (c) The first matter voted upon at the meeting was a proposal to approve the issuance of up to 10,500,000 shares of common stock of the Company in connection with the proposed merger of SchoolCo Inc., a wholly owned subsidiary of the Company, with and into MECC pursuant to an Agreement and Plan of Merger dated as of October 30, 1995 by and between the Company, SchoolCo Inc. and MECC. Upon motion duly made and seconded, such proposal was approved. The votes were reported as follows:

               Approval of Shares
               Issued in Merger                 For:            22,906,014
                                                Against:           178,825
                                                Abstain:            35,311
                                                Non-Votes:       3,590,224

               The second matter voted upon at the meeting was the election of Directors. Upon motion duly made and seconded, each of the nominees was elected as a director to serve until the Company's 1997 Annual Meeting and until his successor is elected and qualified. The votes for each of the nominees were reported as follows:

               Michael A. Bell                  For:            26,591,750
                                                Withheld:          147,050

               James C. Dowdle                  For:            26,558,698
                                                Withheld:          180,102

               Robert Gagnon                    For:            26,547,508
                                                Withheld:          191,292

               Kevin O'Leary                    For:            26,578,926
                                                Withheld:          159,874

               Michael J. Perik                 For:            26,578,426
                                                Withheld:          160,374

               Robert Rubinoff                  For:            26,591,320
                                                Withheld:          147,480

               Scott M. Sperling                For:            26,367,160
                                                Withheld:          371,640

               The third matter voted upon at the meeting was a proposal to approve an amendment to the Company's Long Term Equity Incentive Plan (the "LTIP"), to increase the number of shares issuable under the LTIP from 5,450,000 to 7,000,000. Upon motion duly made and seconded, such proposal was approved. The votes were reported as follows:

               Approval LTIP Amendment          For:            19,120,130
                                                Against:         7,308,890
                                                Abstain:            48,822
                                                Non-Votes:         259,339

               The fourth matter voted upon at the meeting was the approval and adoption of a proposed amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 60,000,000 to 120,000,000. Upon motion duly made and seconded, such proposal was approved and adopted. The votes were reported as follows:

               Increase of Authorized Shares    For:            26,031,173
                                                Against:           485,216
                                                Abstain:            64,540
                                                Non-Votes:         157,871

               The fifth matter voted upon at the meeting was the ratification of the Board's appointment of Coopers & Lybrand L.L.P. as independent public accountants for the 1996 fiscal year. Upon motion duly made and seconded, such appointment was approved. The votes were reported as follows:

               Coopers & Lybrand L.L.P.         For:            26,678,108
                                                Against:            32,088
                                                Abstain:            28,604

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
- ------            -----------

    2.1 Amended and Restated Combination Agreement by and among WordStar International Incorporated, SoftKey Software Products Inc., Spinnaker Software Corporation and SSC Acquisition Corporation dated as of August 17, 1993, as amended[1]

    2.2 Agreement and Plan of Merger dated November 30, 1995 by among the Company, Cubsco I Inc., Cubsco II Inc., Tribune Company, Compton's NewMedia, Inc., and Compton's Learning Company[2]

    2.3 SoftKey/TLC Agreement and Plan of Merger dated December 6, 1995 among the Company, Kidsco Inc. and The Learning Company[2]

    2.4 Agreement and Plan of Merger by and among the Company, SchoolCo Inc. and Minnesota Educational Computing Corporation (MECC) dated as of October 30, 1995[3]

    3.1       Restated Certificate of Incorporation, as amended

    3.2       Bylaws of the Company, as amended

    4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")[3]

    4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee[4]

    4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")[4]

    4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement[4]

    4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company[5]

    4.6 Form of Indenture between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior
              Convertible/Exchangeable Notes Due 2000[2]

    10.1 Employment Agreement dated as of June 18, 1996 by and between the Company and Les Schmidt.

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

4 Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

5        Filed as exhibits to Exhibit 2.2 hereto.

(b)      REPORTS ON FORM 8-K

         On May 21, 1996 the Company filed a Current Report on Form 8-K reporting the acquisition of MECC on May 17, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SOFTKEY INTERNATIONAL INC.

August 16, 1996

                                   /s/ R. Scott Murray
                                   --------------------------------------------
                                   R. Scott Murray
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                                               PAGE
NUMBER                                DESCRIPTION                                    Number
- ------                                -----------                                    ------

    2.1       Amended and Restated Combination Agreement by and among WordStar
              International Incorporated, SoftKey Software Products Inc.,
              Spinnaker Software Corporation and SSC Acquisition Corporation dated as of August 17, 1993, as amended[1]

    2.2       Agreement and Plan of Merger dated November 30, 1995 by among the
              Company, Cubsco I Inc., Cubsco II Inc., Tribune Company, Compton's
              NewMedia, Inc., and Compton's Learning Company[2]

    2.3 SoftKey/TLC Agreement and Plan of Merger dated December 6, 1995 among the Company, Kidsco Inc. and The Learning Company[2]

    2.4       Agreement and Plan of Merger by and among the Company, SchoolCo
              Inc. and Minnesota Educational Computing Corporation (MECC) dated as of October 30, 1995[3]

    3.1       Restated Certificate of Incorporation, as amended

    3.2       Bylaws of the Company, as amended

    4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior
              Convertible Notes due 2000 (the "Indenture")[3]

    4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street
              Bank and Trust Company, as Trustee[4]

    4.3       Note Resale Registration Rights Agreement dated as of October 23,
              1995 by and between the Company, on the one hand, and the Initial
              Purchasers set forth therein, on the other hand (the "Registration
              Rights Agreement")[4]

    4.4       Letter Agreement dated November 22, 1995 amending the Registration
              Rights Agreement[4]

    4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company[5]

    4.6       Form of Indenture between the Company and State Street Bank and
              Trust Company, as Trustee, for 5 1/2% Senior
              Convertible/Exchangeable Notes Due 2000[2]

    10.1 Employment Agreement dated as of June 18, 1996 by and between the Company and Les Schmidt.

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

4 Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333-145), filed January 26, 1996.

5        Filed as exhibits to Exhibit 2.2 hereto.