Form 10-Q
period 1996-10-05
LEARNING CO INC
filed 1996-11-13
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 5, 1996


                         Commission File Number 0-13069

                           THE LEARNING COMPANY, INC.
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


                                 (617) 494-1200
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes   X   No
    -----    ------

     As of November 8, 1996, there were 44,166,785 outstanding shares of the issuer's Common Stock, par value $.01 per share.

                           THE LEARNING COMPANY, INC.
                           --------------------------
                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information
                         ------------------------------


                                                                            Page
ITEM 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets at
        September 30, 1996 (unaudited) and December 31, 1995................  3

        Condensed Consolidated Statements of
        Operations for the Three Months and Nine
        Months Ended September 30, 1996 and 1995 (unaudited)................  4

        Condensed Consolidated Statements of
        Cash Flows for the Nine Months
        Ended September 30, 1996 and 1995 (unaudited).......................  5

        Notes to Condensed Consolidated Financial Statements................  7

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 10


                           Part II - Other Information
                           ---------------------------


ITEM 1. Legal Proceedings................................................... 14

ITEM 6. Exhibits and Reports on Form 8-K.................................... 14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE LEARNING COMPANY, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                                          September 30,    December 31,
                                                              1996            1995
                                                          -------------    ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $104,476        $ 77,832
Accounts receivable (less allowances for returns
  of $9,581 and $6,851, respectively)                         61,473          32,402
Inventories                                                   15,760          18,997
Other current assets                                          19,676          23,627
                                                            --------        --------
                                                             201,385         152,858

Property and equipment, net                                   22,194          19,621
Goodwill, net                                                496,798         580,165
Acquired technology and other intangible assets, net         173,415         147,769
                                                            --------        --------
                                                            $893,792        $900,413
                                                            ========        ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                    $ 66,721        $ 50,603
Current portion of long-term debt                              3,199           4,434
Current portion of related party debt                             --           4,314
Merger related accruals                                       12,808          40,089
Revolving line of credit                                      25,000              --
Due to The Former Learning Company stockholders                  328          25,353
                                                            --------        --------
                                                             108,056         124,793
                                                            --------        --------

LONG-TERM OBLIGATIONS:
Senior Convertible Notes                                     339,650         350,000
Senior Exchangeable/Convertible Note                         150,000         150,000
Other long-term obligations                                    6,233           3,982
                                                            --------        --------
                                                             495,883         503,982
                                                            --------        --------

DEFERRED INCOME TAXES                                         96,769          57,119


STOCKHOLDERS' EQUITY                                         193,084         214,519
                                                            --------        --------
                                                            $893,792        $900,413
                                                            ========        ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                     (UNAUDITED)
                                                   Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                             -------------------------------         -------------------------------
                                                1996                1995                1996                1995
                                             -----------         -----------         -----------         -----------

REVENUES                                     $    90,055         $    41,579         $   237,308         $   119,408

COSTS AND EXPENSES:
     Costs of production                          23,095              12,656              63,799              38,563
     Sales, marketing and support                 17,061               9,425              48,311              27,570
     General and administrative                    7,044               5,929              20,794              18,284
     Research and development                      9,710               3,097              26,457               8,764
     Amortization and merger related
         charges                                 120,818                  --             373,407                  --
                                             -----------         -----------         -----------         -----------
                                                 177,728              31,107             532,768              93,181

OPERATING INCOME (LOSS)                          (87,673)             10,472            (295,460)             26,227

INTEREST INCOME (EXPENSE), net                    (5,506)              1,274             (18,225)                517
                                             -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE TAXES                       (93,179)             11,746            (313,685)             26,744

PROVISION FOR INCOME TAXES:
       Current                                     6,774               1,703              14,783               3,906
       Deferred                                   (6,774)                 --             (14,783)                 --
                                             -----------         -----------         -----------         -----------
                                                      --               1,703                  --               3,906
                                             -----------         -----------         -----------         -----------
NET INCOME (LOSS)                            $   (93,179)        $    10,043         $  (313,685)        $    22,838
                                             ===========         ===========         ===========         ===========


NET INCOME (LOSS) PER SHARE                  $     (2.08)        $      0.36         $     (8.02)        $      0.83

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                         44,798,000          28,266,000          39,124,000          27,447,000


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                               (UNAUDITED)
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                               1996               1995
                                                                             ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $(313,685)         $ 22,838
     Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                             321,555             7,938
     Charge for purchased research and development                              56,688                --
     Changes in operating assets and liabilities:
          Accounts receivable                                                  (34,164)          (12,135)
          Accounts payable and accruals                                          6,025            (1,841)
          Other                                                                  8,823           (17,768)
                                                                             ---------          --------
                                                                                45,242              (968)
                                                                             ---------          --------



CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets and other                                     (13,456)           (9,027)
       Payment of merger related accruals                                      (35,414)               --
       Payments to stockholders of The Former Learning Company                 (25,025)               --
       Acquisitions                                                             21,518           (23,325)
       Other                                                                        --            (1,706)
                                                                             ---------          --------
                                                                               (52,377)          (34,058)
                                                                             ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases and long-term debt                 (6,233)             (310)
     Repurchase of Senior Convertible Notes                                     (8,350)               --
     Borrowings (repayments) under line of credit                               25,000            (4,666)
     Proceeds from issuance of common stock for settlement of
        expenses                                                                 2,888                --
     Proceeds from issuance of common stock related to exercise of
        stock options, net                                                      21,435           113,996
     Other                                                                        (764)               --
                                                                             ---------          --------
                                                                                33,976           109,020
                                                                             ---------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (197)              904
                                                                             ---------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         26,644            74,898

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  77,832            12,205
                                                                             ---------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 104,476          $ 87,103
                                                                             =========          ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (CONTINUED)
                                             (IN THOUSANDS)
                                               (UNAUDITED)
                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                      -----------------
                                                                                        1996      1995
                                                                                      --------   ------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued to acquire MECC                                              $220,184   $   --
     Common stock issued to acquire tewi                                                    --    3,640
     Common stock issued in other acquisitions                                          15,255    8,481
     Increase in APIC due to value of in-the-money employee stock
          options acquired in connection with the acquisition of MECC                   19,444       --
     Common stock issued for settlement of expenses                                     10,132       --
     Common stock issued to settle note payable to related party                         3,053       --
     Equipment acquired under capital leases                                             1,262       --

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. (formerly known as SoftKey International Inc.) ("TLC" or the "Company") for the three and nine months ended September 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 6, 1996. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

Effective October 24, 1996 the Company changed its name from SoftKey International Inc. to The Learning Company, Inc.

The third quarter reporting period for 1996 ended on October 5, 1996 and the third quarter reporting period for 1995 ended on September 30, 1995. For clarity of presentation and comparison, all references to the Year Ended December 31, 1995 relate to the period January 1, 1995 to January 6, 1996. The periods from January 7, 1996 to October 5, 1996 and from January 1, 1995 to September 30, 1995 are referred to as the "Nine Months Ended September 30, 1996" and the "Nine Months Ended September 30, 1995," respectively, throughout these financial statements. The periods from July 2, 1995 to September 30, 1995 and from July 7, 1996 to October 5, 1996 are referred to as the "Third Quarter 1995" and the "Third Quarter 1996," respectively.

On December 28, 1995, the Company acquired Compton's NewMedia, Inc. and Compton's Learning Company (collectively, "Compton's") in exchange for a combination of common stock and the assumption of certain intercompany indebtedness from Tribune Company. On December 22, 1995, the Company acquired control of The Learning Company ("The Former Learning Company") for cash. On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi") in exchange for a combination of cash and common stock. Each of these acquisitions was accounted for using the purchase method of accounting. On August 31, 1995, the Company acquired Future Vision Holding, Inc. ("Future Vision") for common stock. This transaction was accounted for using the pooling-of-interests method. Prior period amounts have been restated to reflect the pooling-of-interests with Future Vision.

On May 17, 1996, the Company acquired the Minnesota Educational Computing Corporation (MECC) ("MECC"), in exchange for 9,174,349 shares of common stock.

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
                                                          ========

Summarized pro forma combined results of operations for the Nine Months Ended
September 30, 1996 and the Nine Months Ended September 30, 1995 are shown as if the transactions had occurred at the beginning of the period presented. Pro forma adjustments relate primarily to amortization of goodwill and complete technology and merger related charges. The TLC pro forma results of operations for the Nine Months Ended September 30, 1995 have been prepared assuming the acquisitions of The Former Learning Company, Compton's and tewi had occurred at the beginning of the period and include the charge for MECC purchased incomplete technology. These pro forma combined results of operations include the historical results from each of the acquired businesses and do not reflect any reductions in operating costs derived from consolidation of functional departments in the companies or the one time charges for purchased incomplete technology of The Former Learning Company and Compton's. In addition, pro forma combined operating income (loss) includes pro forma amortization of assets resulting from purchase accounting of $41,128 and $391,468, respectively, and pro forma interest on convertible debt of $0 and $20,625, respectively, for the
Nine Months Ended September 30, 1996 and the Nine Months Ended September 30,
1995.
                                                                 MECC
    Nine Months Ended                                     Including Pro Forma
    September 30, 1996                  TLC                   Adjustments           Pro Forma Combined
---------------------------    ----------------------     -------------------       ------------------
Revenues                             $ 237,308                 $  7,800                 $ 245,108
Operating loss                        (295,460)                 (50,340)                 (345,800)
Net loss                              (313,685)                 (41,030)                 (354,715)
Net loss per share                   $   (8.02)                                         $   (8.15)

                                        TLC                      MECC
    Nine Months Ended           Including Pro Forma       Including Pro Forma
    September 30, 1995              Adjustments               Adjustments           Pro Forma Combined
---------------------------     -------------------       -------------------       ------------------
Revenues                             $ 183,946                 $ 22,163                 $ 206,109
Operating loss                        (290,862)                 (76,330)                 (367,192)
Net loss                              (294,605)                 (63,010)                 (357,615)
Net loss per share                   $   (9.06)                                         $   (8.58)

On August 12, 1996 the Company acquired Edusoft S.A., an educational software company located in Paris, France, in exchange for the issuance of 752,275 shares of common stock. In addition, certain stockholders are eligible to earn additional purchase price dependent upon future operating results. This acquisition was accounted for as a purchase. The results of operations were not material to the Company and, accordingly, pro forma information is not provided herein.


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

3. LONG-TERM OBLIGATIONS

                                                September 30,    December 31,
                                                    1996             1995
                                                -------------    ------------
Senior Convertible Notes                           $341,650         $350,000
Related party Senior Convertible/
    Exchangeable Notes                              150,000          154,314
Capital leases                                        2,073            1,614
Other                                                 5,359            6,802
                                                   --------         --------
                                                    499,082          512,730
Less: current portion                                (3,199)          (8,748)
                                                   --------         --------
                                                   $495,883         $503,982
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

INTRODUCTION

The Learning Company, Inc. (formerly known as SoftKey International Inc.) ("TLC" or the "Company") is a leading developer and publisher of high quality consumer software for PC's, primarily produced on CD-ROM. The Company develops, licenses, manufactures, distributes and markets a wide range of consumer titles in the lifestyle, edutainment, productivity, entertainment and education categories. In addition, the Company develops, markets and distributes income tax software and provides comprehensive nationwide tax processing for personal, corporate and trust tax returns in Canada.

On May 17, 1996, the Company acquired the Minnesota Educational Computing Corporation (MECC) ("MECC") in exchange for common stock. On December 28, 1995, the Company acquired Compton's NewMedia, Inc. and Compton's Learning Company (collectively "Compton's") in exchange for a combination of common stock and cancellation of certain intercompany indebtedness from Tribune Company. On December 22, 1995, the Company acquired control of The Learning Company ("The Former Learning Company") for cash. On July 21, 1995 the Company acquired tewi Verlag GmbH ("tewi") in exchange for a combination of cash and common stock. Each of these transactions were accounted for as a purchase. Accordingly, results are combined from the date of the respective merger onwards for the above transactions. Results (in terms of dollar amounts) for the Three and Nine Months Ended September 30, 1996 are not directly comparable to the Three and Nine Months Ended September 30, 1995 because they do not include results from the purchases. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of total revenues.

On August 31, 1995, TLC acquired all of the outstanding common stock of Future Vision Holding, Inc. This transaction was accounted for using the pooling-of-interests method of accounting. Prior period results have been restated to reflect the pooling-of-interest.

RESULTS OF OPERATIONS

     NET INCOME. The Company incurred a net loss of $93,179 ($2.08 per fully diluted share) on revenues of $90,055 in the Third Quarter 1996 and a net loss of $313,685 ($8.02 per fully diluted share) on revenues of $237,308 in the Nine Months Ended September 30, 1996 as compared to net income of $10,043 ($0.36 per fully diluted share) on revenues of $41,579 in the Third Quarter 1995 and net income of $22,838 ($0.83 per fully diluted share) on revenues of $119,408 in the Nine Months Ended September 30, 1995. The increase in revenue is primarily a result of the acquisitions of The Former Learning Company and Compton's in December 1995 and MECC in May 1996. The net loss in the Third Quarter 1996 and Nine Months Ended September 30, 1996 is a result of the effect of the amortization of goodwill and other merger related costs of $120,818 and $373,407, respectively.

     REVENUES. Revenues by distribution channel for the Third Quarter 1996 as compared to the Third Quarter 1995 and the Nine Months Ended September 30, 1996
as compared to the Nine Months Ended September 30, 1995 are as follows:
                                      Three Months Ended September 30,                    Nine Months Ended September 30,
                                 -------------------------------------------         ------------------------------------------
                                  1996         %          1995            %            1996         %           1995         %
                                 -------      ---        -------         ---         --------      ---        --------      ---
Retail                           $50,394       56%       $20,430          49%        $123,503       52%       $ 53,038       45%
OEM                                8,113        9%         6,471          16%          21,708        9%         14,341       12%
School                             7,722        9%            --          --           17,220        7%             --       --
Direct response                    8,238        9%         6,190          15%          22,372        9%         19,569       16%
International                     14,453       16%         7,115          17%          37,123       16%         15,617       13%
Tax software and services          1,135        1%         1,373           3%          15,382        7%         16,843       14%
                                 -------      ---        -------         ---         --------      ---        --------      ---
                                 $90,055      100%       $41,579         100%        $237,308      100%       $119,408      100%
                                 =======      ===        =======         ===         ========      ===        ========      ===

Total revenues increased 117% in the Third Quarter 1996 as compared to Third Quarter 1995 and 99% for the Nine Months Ended September 30, 1996 as compared to the Nine Months Ended September 30, 1995 due to several factors, including the effect of revenues from the acquisitions of The Former Learning Company, Compton's and MECC and an increase in the sales of the Company's Platinum and KeyKids "jewel-case only" line of products. Retail revenues increased as a result of the acquisitions of The Former Learning Company, Compton's and MECC plus a general increase in sales of consumer software products through retailers such as Office Depot, K-Mart and OfficeMax. International sales increased primarily as a result of the acquisition of tewi on July 21, 1995 and an increase in translated foreign language versions of the Company's products available for sale. Original equipment manufacturer ("OEM") revenues increased due to the availability of new product offerings for this channel. Direct response revenues increased on a dollar basis but decreased as a percentage of revenues due to the overall increase in revenues resulting from product sales of the acquired companies which did not formerly participate in the direct mail channel. Prior to the acquisition of The Former Learning Company and MECC, the Company did not participate in the school channel. Revenues from the Tax Division declined for the Nine Months Ended September 30, 1996 as compared to the Nine Months Ended September 30, 1995 as a result of increased competition in the Canadian income tax market.

COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the Third Quarter 1996 as compared to the Third
Quarter 1995 and the Nine Months Ended September 30, 1996 as compared to the
Nine Months Ended September 30, 1995 are as follows:
                              Three Months ended September 30,                    Nine Months Ended September 30,
                       ----------------------------------------------    --------------------------------------------------
                                     % of                      % of                      % of                       % of
                        1996       Revenues       1995       Revenues       1996       Revenues        1995        Revenues
                       -------     --------     --------     --------     --------     --------       -------      --------
Costs of production    $23,095        25%        $12,656        30%       $ 63,799        27%         $38,563        33%
Sales, marketing and
 support                17,061        19%          9,425        23%         48,311        20%          27,570        23%
Research and
 development             9,710        11%          3,097         7%         26,457        11%           8,764         7%
General and
 administrative          7,044         8%          5,929        14%         20,794         9%          18,284        15%
                       -------        --         -------        --        --------        --          -------        --
                       $56,910        63%        $31,107        74%       $159,361        67%         $93,181        78%
                       =======        ==         =======        ==        ========        ==          =======        ==

Total costs and expenses decreased as a percentage of revenues to 63% and 67% in the Third Quarter 1996 and in the Nine Months Ended September 30, 1996, respectively, as compared with 74% and 78% in the Third Quarter 1995 and the Nine Months Ended September 30, 1995, respectively. This decrease as a percentage of revenues was caused primarily by the reduction in general and administrative costs and costs of production as a result of the integration and centralization of the operations of the acquired companies.

Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, decreased in the Third Quarter 1996 and the Nine Months Ended September 30, 1996 to 25% and 27% of revenues, respectively, as compared to 30% and 33% of revenues for the Third Quarter 1995 and the Nine Months Ended September 30, 1995, respectively. The decrease in costs of production as a percentage of revenues was caused by reduced prices on the cost to manufacture product and the impact from The Former Learning Company and MECC having historically higher gross margin selling products than the Company prior to these acquisitions, an increase in sales in the OEM, school and direct response channels, all of which typically enjoy higher gross margins than the Company's traditional retail box product. As well, the Company has seen an increase in sales of its Platinum line of products, which, due to the nature of the packaging in a jewel-case, also generate higher gross margins.

Sales, marketing and support expenses decreased to 19% of revenues in the Third Quarter 1996 as compared to 23% of revenues in the Third Quarter 1995 and 20% of revenues in the Nine Months Ended September 30, 1996 as compared to 23% of revenues in the Nine Months Ended September 30, 1995. The percentage decrease was a result of the Company reducing both fixed costs and employee headcount of the combined Company following the acquisitions in 1995 and early 1996.

Research and development costs increased to 11% of revenues for both the Third Quarter 1996 and Nine Months Ended September 30, 1996, as compared to 7% in both the Third Quarter 1995 and Nine Months Ended September 30, 1995. The increase is a result of a higher proportion of internally developed products from The Former Learning Company, Compton's and MECC than previously from the Company prior to these acquisitions.

General and administrative expenses decreased to 8% of revenues in the Third Quarter 1996 as compared to 14% in the Third Quarter 1995 and 9% of revenues in the Nine Months Ended September 30, 1996 as compared to 15% of revenues in the Nine Months Ended September 30, 1995. This is primarily the result of the closure of a Future Vision Holding, Inc. facility in New York and consolidation of finance and manufacturing functions in Europe. In addition, the percentage of revenues decrease resulted from a general reduction in overhead costs and employee headcount following the acquisitions in 1995 and 1996.

During the Third Quarter 1996 and Nine Months Ended September 30, 1996, charges of $120,818 and $373,407, respectively, resulting from the acquisitions of The Former Learning Company, Compton's and MECC were incurred. Included in the Nine Months Ended September 30, 1996 is $56,688 related to a charge for in-process technology and the remainder relates to amortization of goodwill and acquired technology related assets.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $77,832 at December 31, 1995 to $104,476 at September 30, 1996. This increase was attributable to the cash provided by general operations, cash received from the acquisition of MECC of $21,481 and proceeds from stock option exercises of $21,435, offset by the repayment of approximately $35,414 of merger related liabilities and purchases of equipment and other for $13,456. During the Nine Months Ended September 30, 1996 the Company paid $25,025 of amounts due to the stockholders of The Former Learning Company. During the Nine Months Ended September 30, 1996 the Company generated cash from operations of $45,242.

As of November 8, 1996 the Company has outstanding $339,650 principal amount 5 1/2% Senior Convertible Notes due 2000 (the "Senior Convertible Notes") and $150,000 principal amount 5 1/2% Senior Convertible/Exchangeable Notes due 2000 held by the Tribune Company (the "Tribune Notes"). The Senior Convertible Notes and Tribune Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices.

On August 1, 1996, the Company announced that its Board of Directors authorized the repurchase by the Company over the next twelve months of up to $50 million principal amount of its Senior Convertible Notes from time to time in the open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. The Company intends to use its excess cash flow from operations for any such purchases. During the Third Quarter 1996 Senior Convertible Notes declined by $10,350.

The Company also has in place a revolving line of credit (the "Line"), to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1997 and bear interest at the prime rate (8.25% at September 30, 1996). The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. There was $25,000 drawn on the Line at September 30, 1996.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U.S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries. The Company also conducts its tax software business in Canada, which has experienced foreign currency exchange rate fluctuation relative to the US dollar. In order to mitigate this exposure, from time to time the Company has purchased foreign exchange options contracts, none of which are outstanding at September 30, 1996.

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

The Company has recently completed the acquisitions of The Former Learning Company, Compton's and MECC and may plan to seek acquisitions of businesses, products or technologies in the future that are complementary to its current business. There can be no assurance that the Company will not encounter difficulties in integrating these or future businesses, products or technologies. As a result of the acquisitions in 1995 and the acquisition of MECC in 1996, the Company will have substantial amounts of non-cash amortization of goodwill and intangible assets over the next few years. This will result in substantial operating losses in the future.

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

  2.4 Agreement and Plan of Merger by and among the Company, SchoolCo Inc. and Minnesota Educational Computing Corporation (MECC) dated as of October 30, 1995(3)

  3.1     Restated Certificate of Incorporation, as amended(4)

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

  4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(6)

  4.6 Form of Indenture between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible/Exchangeable Notes Due 2000(2)

 10.1 Fifth Amendment dated as of October 4, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994

 11.1     Statement Re: Computation of Per Share Earnings

----------------------

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

4 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 6, 1996.

5 Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

6         Filed as exhibits to Exhibit 2.2 hereto.


(b)       REPORTS ON FORM 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE LEARNING COMPANY, INC.

November 11, 1996

                                               /s/ R. Scott Murray
                                             -----------------------------------
                                             R. Scott Murray
                                             Chief Financial Officer
                                             (principal financial and accounting
                                             officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                                   PAGE
NUMBER                               DESCRIPTION                         Number
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

  3.1     Restated Certificate of Incorporation, as amended(4)

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

  10.1 Fifth Amendment dated as of October 4, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994

  11.1    Statement Re: Computation of Per Share Earnings

----------------------

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

4 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 6, 1996.

5 Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

6         Filed as exhibits to Exhibit 2.2 hereto.