Form 10-K
period 1997-01-04
LEARNING CO INC
filed 1997-04-04
CIK 719612

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 4, 1997.

                        COMMISSION FILE NUMBER : 0-13069

                           THE LEARNING COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-2562108
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
                INCORPORATION)

            ONE ATHENAEUM STREET
          CAMBRIDGE, MASSACHUSETTS                                 02142
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 494-1200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
        Common Stock, $.01 par value                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 1, 1997 was approximately $427,917,345.63. As of March 1, 1997, 44,458,945 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held in May 1997 are incorporated by reference into Part III.

================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                        PART I
  1.  Business                                                                              1
  2.  Properties                                                                           10
  3.  Legal Proceedings                                                                    11
  4.  Submission of Matters to a Vote of Security Holders                                  11
                                        PART II
  5.  Market for the Registrant's Common Stock and Related Stockholder Matters             11
  6.  Selected Financial Data                                                              13
  7.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations                                                                           13
  8.  Consolidated Financial Statements and Supplementary Data                             23
  9.  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure                                                                           47
                                        PART III
 10.  Directors and Executive Officers of the Registrant                                   47
 11.  Executive Compensation                                                               47
 12.  Security Ownership of Certain Beneficial Owners and Management                       47
 13.  Certain Relationships and Related Transactions                                       47
                                        PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                      47

                                       (i)

                                     PART I

ITEM 1.  BUSINESS

     The Learning Company, Inc. ("TLC" or the "Company") develops and publishes a broad range of high quality consumer software for personal computers ("PCs") that educate across every age category, from young children to adults. The Company's primary emphasis is in education and reference software, but it also offers a selection of lifestyle, productivity and, to a lesser extent, entertainment products, both in North America and internationally.

     The Company's families of educational products are principally sold under The Learning Company and MECC brands and include the "Reader Rabbit" family, "Trail" family, "Treasure" family, "Super Solvers" family, "Writing and Creativity Tools" family, "College Prep" family, and the "Foreign Languages" family. In addition to consumer versions, the Company also publishes school editions of a number of these products. The Company's reference products include a line of Compton's Home Library branded products (including Compton's Interactive Encyclopedia) as well as the American Heritage Talking Dictionary, Mosby's Medical Encyclopedia and BodyWorks. The Company's premium productivity and lifestyle products are largely published under the SoftKey brand. The Company also publishes lower priced boxed products under the "Key" brand and a line of budget, jewel-case only products under the "Platinum" brand.

     The Company distributes its products through retail channels, including direct sales to computer electronics stores, office superstores, mass merchandisers, discount warehouse stores and software specialty stores which control over 23,000 North American storefronts. The Company also sells its products directly to consumers through the mail, telemarketing and the Internet, and directly to schools. The Company's international sales are conducted from subsidiaries in Germany, France, Holland, Ireland, the United Kingdom, Australia and Japan. The Company also derives revenue from licensing its products to original equipment manufacturers ("OEMs") which bundle the Company's products for sale with computer systems or components and through on-line offerings.

     The Company's strategy is to develop and publish a broad range of high quality software products with significant unit-volume potential and to continuously introduce these new products through a wide variety of established and emerging distribution channels worldwide. Other key elements of this strategy include focusing on consumer software that is broadly sold at multiple price points, building strong relationships with the retail channel, acquiring complementary products, technologies and businesses and enhancing brand awareness and customer loyalty.

     The Company has a history of acquiring companies in order to broaden its product lines and sales channels. In May 1996 the Company consummated the acquisition of Minnesota Educational Computing Corporation (MECC) ("MECC"). That acquisition, together with the acquisitions in December 1995 of The Learning Company ("The Former Learning Company") and Compton's NewMedia, Inc. ("Compton's"), marked the completion of a strategic initiative launched by the Company in 1995 to expand its educational software franchise. The Company also continued to expand internationally in 1996. In August 1996, the Company acquired all the outstanding shares of Edusoft S.A., a French developer and publisher of educational software ("Edusoft"), and in September it acquired Domus Software B.V., a Dutch publisher of consumer software.

     The Company was incorporated in California in October 1978 and reincorporated in Delaware in October 1986. In February 1994, the Company, which was then known as WordStar International Incorporated, completed a three-way business combination with SoftKey Software Products Inc. and Spinnaker Software Corporation in which the Company changed its name to SoftKey International Inc. In October 1996, the Company changed its name to The Learning Company, Inc. to reflect its expanded emphasis on educational software. The Company's executive offices are located at One Athenaeum Street, Cambridge, Massachusetts 02142. Its telephone number is (617) 494-1200, and its internet web site is located at http:/www.learningco.com.

INDUSTRY BACKGROUND

     The consumer software market has grown significantly over the past few years as a result of several major trends, including the increasing installed base of PCs in the home, the improved multimedia capabilities of PCs and the increasing demand for a greater number of high quality, affordably priced software applications. In addition, consumers are exposed to software purchase opportunities from a wide variety of sources and with increased frequency.

     Declining retail prices, improved performance, expanded memory and enhanced multimedia capabilities have been the main drivers of growth in the consumer software market. Improvements in multimedia technology have made possible engaging, highly interactive environments filled with rich content such as enhanced graphics, animation and photographs, realistic sounds and music and clips of film and video. These capabilities are particularly relevant to the education, reference, lifestyle and entertainment categories, as specific software purchases within these categories are largely driven by their content, appearance and degree of interactivity.

     The demand for a large number and broad spectrum of value-priced software products is also having significant impact on consumer software distribution. The distribution of consumer software has expanded beyond traditional software retailers and computer stores to include mass merchandisers, book stores, grocery stores and drug stores. As demand for consumer software has grown with improvements in multimedia technology, consumers have also grown more sophisticated in their expectations for software, requiring increasingly easy to use, content rich products. Furthermore, competition has continued to increase among new and existing multimedia software publishers, increasing price pressure and competition for limited retail shelf space. As this trend continues, it will become increasingly important for software developers and publishers to create significant brand name recognition, establish strong retail relationships and consistently publish high-quality software at affordable prices to consumers.

PRODUCTS

     TLC develops, publishes and markets premium CD-ROM software products for Windows and Macintosh platforms that educate across every age, from young children to adults. The Company's product line comprises education, reference, lifestyle and productivity categories under such high quality brands as The Learning Company, MECC, Compton's Home Library and SoftKey.

     The Company's strategy is to leverage its name brands and breadth of content by selling across a range of price points and through multiple distribution channels. Products range in price from "Premium" ($29.95 to $59.95) to "Key" ($19.95 to $29.95) to "Value" ($9.95 to $19.95). The Learning Company's products are sold in more than 23,000 retail stores in North America and through such diverse channels as international, school, direct response, OEM and on-line.

     Products are organized by brand and by category with corresponding packaging, merchandising and promotional activities designed in support of the products.

  The Learning Company and MECC Educational Software

     These brands represent a series of products tailored to support the most fundamental learning topics taught in school. The product line is organized by age and by subject area, covering everything from learning essentials for preschoolers to test preparation for college-bound students and foreign language instruction for adults. Market research and an experienced staff of educational specialists seek to ensure that the content of each program is educational, engaging, age-appropriate, non-violent and effectively delivered. Highlights from the product line include:

     - The Reader Rabbit family of language arts software is designed to develop a lifelong love of reading in children ages 2 through 9. This series of ten titles covers everything from letter recognition and phonics to reading comprehension. The Reader Rabbit products have been developed based on a wealth of research by educators, parents, children and reading specialists in order to create the most educational, engaging, easy-to-use reading software.

     - The Writing and Creativity Tools family is designed to make writing and communication fun and exciting for children at all ages -- from age 4 all the way through high school age. Every program includes specific features to meet the needs of children at each stage of their writing and communication development, along with creativity features to spark the imagination.

     - The Super Solvers family of products for children ages 8 to 14 was developed to take advantage of children's interest in fast-action games. Each title in this family offers children a different challenge to solve in areas such as spelling, math, deductive reasoning and physical science.

     - Designed for children ages 5 to 9, the Treasure family engages young minds with learning adventures that enrich math, science, reading and thinking skills. Each Treasure title is a different world featuring its own unique characters, surprises and learning challenges.

     - The Munchers family of products for children ages 6 to 12 is used widely in both schools and homes to build children's skills and confidence in math, spelling and trivia.

     - The Trail series, including Oregon Trail II, are simulation games where children learn about history and geography while taking part in exciting adventures.

     - TLC is a leader in foreign language software with its Learn To Speak, Berlitz Think & Talk, Practice Makes Perfect and Travel Talk series of products covering language instruction in Spanish, French, German, Italian, Japanese and English. Appropriate for high school age through adult users, each line combines state-of-the-art technology with advanced learning methodologies to create highly interactive and effective products.

  Reference and Lifestyle Software

     - The Compton's Home Library brand comprises a complete line of core reference, lifestyle and special interest programs. The Compton's Home Library products are designed specifically to meet consumers' home information needs. Each product in the line provides easy access to a wealth of information for researching, learning and exploring, with many providing direct links to the World-Wide-Web for up-to-date information. Products in this line include Compton's Interactive Encyclopedia -- 1997 Edition, Compton's World Atlas, The Complete Interactive Cookbook and Compton's Interactive Bible -- NIV.

     - SoftKey branded reference products are among the best-selling titles in the industry. Strong brands and rich multimedia content enable the Company to sell these products across all its channels. Some of the most popular titles include: BodyWorks 5.0, American Heritage Talking Dictionary, Infopedia and Time Almanac.

  Productivity Software

     Productivity titles targeted at the home, small business and home office users are the flagship titles under the SoftKey brand. The price points and content of these programs are designed for the consumer who purchases programs to meet very specific needs. The Key line is designed to meet productivity needs of those users who appreciate a good value. This line includes a range of personal productivity tools, content such as fonts and clip art, office productivity solutions and design tools. Popular titles in the Productivity line include: Calendar Creator 4.0, Labels Unlimited, Super Mega Clip Art and KeyCAD Pro.

  Value Software

     The Value line under the Platinum, KeyKids and Classic brands are recognized as top performers in the budget category of software. This CD-ROM line offers consumers brand name software at affordable prices in a jewel case only and boxed format. The line covers all software categories including reference, education, productivity, lifestyle and games.

  Tax Software and Services

     In Canada, the Company is a supplier of income tax software products and services through its subsidiary SoftKey Software Products Inc. ("SoftKey Software"). Large and small accounting firms, corporations and small businesses in Canada rely on the Company to develop and update software products for all aspects of income tax preparation. The Company also publishes personal tax preparation software for use by individuals. The Company offers tax software products under the TaxPrep, CanTax, Informatrix, HomeTax and L'Impot Personnel brands.

SALES AND MARKETING

     The Company distributes its consumer software products through retail channels, direct response, OEMs and school channels within North America and through international channels throughout Europe and the Pacific Rim.

     Retail Channels. The Company has relationships with over 50 national retailers and direct distributors controlling over 23,000 individual North American storefronts where most of the nation's software sales occur. The Company's retail distribution strategy is to foster strong direct relationships with large retailers through a broad product offering, actively assisting in channel management and innovative merchandising. These direct relationships have been the result of an established history of developing and publishing a wide range of products and actively working with retailers to understand consumer purchasing behavior and trends. Retailers routinely share sell-through data with the Company, providing the Company with the ability to proactively tailor its product offerings, modify distribution tactics and optimize product marketing, merchandising, promotion and mix for specific retail channels and stores. The Company sponsors merchandising programs and provides electronic data interchange ("EDI") to most major accounts. The Company intends to continue to build its relationships with the retail channels in an effort to further strengthen these strategic relationships. The Company's dealer sales channel consists of traditional PC hardware and software retail stores, including national and regional chains and superstores. Increasingly, the Company sells its products to office superstores such as Office Depot, OfficeMax and Staples, electronic superstores such as CompUSA, Circuit City and Best Buy and mass merchants such as Wal-Mart, K-Mart and Sears. In addition, the Company sells to distributors such as Ingram Micro Inc., GT Interactive and Navarre.

     Direct Response. The Company's database of over 5 million end-users provides many cross-marketing opportunities. The Company mailed over 30 million pieces of targeted direct mail in fiscal 1996. The Company typically utilizes targeted customer mailings highlighting specific products. Prior to a full mailing, the Company conducts test mailings at different price points and marketing approaches in order to maximize response rates from its customers. The Company also sells its products through direct mailings to potential end-users who are not part of the installed user base using rented mailing lists. The Company made over 1.4 million outbound telephone calls in 1996 to sell products to its customers. In 1996, the Company launched its "virtual store," an on-line catalog on the Company's internet website. Using the virtual store, customers can browse through the Company's products, try on-line before buying and submit an on-line or telephone order. The Company has recently introduced electronic registration for its consumer products that allows it to collect data from its customers that in turn provide customer leads for the direct response business.

     Original Equipment Manufacturers. The objective of the Company's OEM strategy is to assist hardware manufacturers and on-line services to differentiate their product lines and to introduce the Company's brands to new computer hardware buyers. The Company licenses its software products to OEMs (including IBM, Apple, Compaq, Hewlett-Packard and America On-Line), which typically purchase the Company's products in higher volumes and at lower prices than retail stores and distributors. The manufacturing costs incurred by the Company for OEM sales are typically lower than its boxed product because in many cases the products are duplicated by the OEMs and sold without packaging or, in some instances, documentation. In addition, the Company receives royalties from a number of OEMs that have no production costs, which results in higher gross margins.

     School Channel. The Company's efforts in the school channel focus on the unique needs of the school market through targeted and specialized marketing and services. The Company sells products directly to schools and school districts through field based direct sales representatives, telemarketing and direct mail. Sales are also made through authorized resellers and distributors including Education Resources, Ingram Micro and Baker & Taylor. The Company markets its school products to over 795 key school districts, 84,500 school buildings and, in turn, to over 2.6 million classrooms across the United States. The Company believes that through its MECC, The Learning Company and Compton's brands it has a 24% share of the 1996 installed base of school districts in the United States. The Company intends to continue to leverage its established position in the school market to expand its sales in the home market. The Company believes that the history of acceptance of its products in schools, coupled with its broad range of award-winning products, positions it to further enhance its market share position and brand awareness in the home market.

     International. The Company believes that the international consumer software markets are rapidly growing as a result of trends similar to those driving the North American market. The Company operates subsidiaries outside of North America in Germany, France, Holland, Ireland, Australia, Japan, the United Kingdom and Ireland. In addition, the Company has distributors in major European, Latin American and Pacific Rim countries, as well as in South Africa. The Company's subsidiaries in Ireland and Germany generally coordinate manufacturing and distribution for all of the Company's sales in Europe, Latin America and the Pacific Rim. Generally, retail stores outside of North America are more reliant on distributors than retail stores in North America. As distribution environments differ from country to country, the Company tailors its distribution strategy accordingly. Financial information pertaining to the Company's international and domestic operations is set forth in the Consolidated Financial Statements Note 12 included in Item 8 and presented as a separate section of this report.

PRODUCT DEVELOPMENT

     The Company develops and publishes products through internal development as well as licensing. Approximately 86% of the Company's domestic 1996 revenues were derived from products that have been internally developed. Through this dual product strategy approach, the Company is able to introduce new products while managing its research and development costs. During 1996, the Company launched a total of 49 new and upgraded premium education, reference and productivity products, of which 35 were developed internally.

     Internal Product Development. The Company's internal product development efforts are designed to result in efficient and timely product introductions by focusing on "core code" development. Where possible, the Company specifies, develops and manages (or purchases) one base of source code from which many products are created. Using one base of source code permits the Company to maximize programming efficiency because the investment of time and capital in developing the base source code is shared among multiple products and additional programming time is minimized. As a result, production schedules are more predictable and development costs are lower since the underlying code for new programs has previously been tested and debugged and the software already documented. Even with these "core codes" the Company must continuously update and improve the content and the technology of its products in order to remain competitive.

     In certain instances, the Company's internally developed products contain components that have been developed by outside developers or authors and are licensed by the Company. The Company generally pays these outside developers/authors royalties based on a percentage of net sales.

     The Company maintains research and development facilities and personnel in Fremont, CA, Knoxville, TN and Minneapolis, MN. The Company's development efforts include product development, documentation and testing as well as the translation of certain of its products into foreign languages.

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

     Most of the Company's educational products have been designed and developed internally by Company employees. The Company occasionally uses third-party designers, artists and programmers in its research and development efforts and will continue to do so in the future. The Company believes that a mix of internal and external third-party resources, as well as potential acquisitions of products or technologies, is a cost-effective method of facilitating the development of new educational software products. Products that are developed using external third parties are generally owned or licensed exclusively by the Company and are published and marketed under the Company's various brand names, including The Learning Company, MECC, SoftKey and Compton's brands.

     Licensed Products. The Company supplements its development efforts by acquiring the rights to products on either an exclusive or non-exclusive basis, both through the purchase of products and under royalty-bearing licenses. Generally, the Company's license agreements provide for the payment of royalties based on a percentage of the Company's net sales proceeds of such products.

     The licensed products typically are repackaged under the Company's proprietary labels and sold through its distribution channels. The advantage of this distribution method to the outside software developers is that the Company is generally able to provide a significantly greater volume of sales than the software developer would be able to command itself. The Company leverages its broad distribution strength and reputation for successfully publishing products to attract outside developers/authors and further enhance its relationships with the software development community. Retail and direct response marketers benefit from this arrangement by having convenient access to a wide range of products offered by the Company.

     The Company's licensing of fully developed products allows for efficiencies because the cost of development is borne by the licensor. Licensing also reduces the financial and market risk to the Company from a product that is not well accepted by customers since the Company generally pays royalties based on actual net sales.

     Both internally developed and licensed products under development are extensively tested by the Company's quality assurance department before being released for production. The department tests for defects, functionality, ease-of-use and compatibility with the many popular PC and printer configurations that are available to consumers.

     The process of developing software products such as those offered by the Company is extremely complex and is becoming more complex and expensive over time. As a result, the financial risks borne by the Company associated with new product development have increased. The Company's product development expense levels are based largely on its expectations regarding future sales, and, accordingly, operating results would be disproportionately adversely affected by a decrease in sales or failure to meet the Company's sales expectations due to delays in new product introductions, or lower than expected demand. If the Company does not accurately anticipate and successfully adapt its products to emerging platforms, environments and technologies, or new products are not introduced when planned or do not achieve anticipated revenues, the Company's operating results could be materially adversely affected. In addition, the Company believes that on-line or Internet products and services will become an increasingly important platform and distribution media; and as such the Company's failure to timely and successfully adapt to and utilize such technologies could materially and adversely affect its competitive position and its financial results.

PRODUCTION

     The Company strives to minimize production costs, driving costs down as unit volumes and the rate of new title introductions increase through process efficiencies and economies of scale. Production of the

Company's products involves the duplication of diskettes or CD-ROM disks and the printing and assembly of packaging, labels, user manuals and other purchased components. The Company subcontracts all of the manufacture and fulfillment of its products to third party vendors. In 1996, the production, assembly and distribution of the Company's North American budget, jewel-case only line of products was performed by two units of Bertelsmann AG (collectively, "BMG"), and the production, assembly and distribution of the Company's other North American products, with certain exceptions (including duplication of CD-ROM disks, School and OEM products), was performed by Stream International Inc. ("Stream"), a different third party vendor. On February 24, 1997 the Company terminated its business relationship with Stream due to Stream's inability to perform its contractual obligations. See Item 3 -- Legal Proceedings. In connection with the termination, in February 1997 units of BMG began to provide substantially all duplication, assembly and fulfillment of the Company's North American products, other than school products. While the Company believes that its expanded relationship with BMG will result in greater manufacturing and fulfillment efficiency, there can be no assurance that the Company will not experience difficulties or delays in the manufacture and fulfillment as a result of the transition of those functions. The Company believes that its existing production capacity is sufficient to handle anticipated increases in volume and titles into the foreseeable future. Duplication of diskettes and assembly of the Company's international products take place primarily at the Company's facilities in Dublin, Ireland and to a lesser extent in Munich, Germany.

TECHNICAL SUPPORT

     The Company provides a variety of technical support services to dealers, distributors, corporations and end users. Users of the Company's products generally receive free telephone support for the life of the product (until the next version is released or manufacturing of the product is discontinued). This support is provided by the Company's Technical Support Center in Knoxville, TN.

COMPETITION

     The consumer software industry is intensely and increasingly competitive and is characterized by rapid changes in technology and customer requirements. The Company competes for retail shelf space and general consumer awareness with a number of companies that market consumer software. The Company encounters competition from both established companies, including the largest companies in the industry, and new companies that may develop comparable or superior products. A number of the Company's competitors and potential competitors possess significantly greater capital, marketing resources and brand recognition than the Company. Rapid changes in technology, product obsolescence and advances in computer software and hardware require the Company to develop or acquire new products and to enhance its existing products on a timely basis. The Company's marketplace has recently experienced a higher emphasis on on-line and Internet related services and content tailored for this new distribution channel. To the extent that demand increases for on-line products and content, the demand for the Company's existing products may change. There can be no assurance that the Company will be able to maintain market share or that the market will not continue to erode, and otherwise compete successfully in the future.

     Competitive pressures in the software industry have resulted, and the Company believes are likely to continue to result, in pressure to reduce the prices of its products or risk loss of market share. In response to such competitive pressures the Company has reduced the price of certain of its educational products. There can be no assurance that the Company's product prices will not continue to decline in the future or that the Company will not respond to such declines with additional price reductions. Such price reductions may reduce the Company's revenues and operating margins in the future.

     Large companies with substantial bases of intellectual property content in the motion picture and media industries, sophisticated product marketing and technical abilities and/or financial resources that may not need to realize an immediate profit or return on investment have increasingly entered or announced their intention to enter the consumer software market. These competitors include: Microsoft, Disney, Mattel, Hasbro and CUC International Inc. For example, technology companies have begun to acquire greater access to content, and content-oriented companies have begun to acquire greater technological capabilities. To the extent that competitors achieve a performance, price or distribution advantage, the Company could be adversely affected. Furthermore, increased consolidation of the consumer software market may impact future growth potential and performance.

     In the retail distribution channel resellers typically have a limited amount of shelf space and promotional resources. There is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer computer platforms and products increases, this competition for shelf space may also increase. The retail channel increasingly includes non-traditional software retailers such as book, music, video, magazine, toy, gift, convenience, drug and grocery store chains. Mass merchants such as Wal-Mart and K-Mart are increasingly representing a larger portion of the Company's sales. As these retailers achieve greater market share from the traditional software retailers, the Company may experience higher marketing costs and increased competition for shelf space which could impact future sales and operating margins. Additionally, as technology changes, the type and number of distribution channels will further change and new types of competitors, such as cable or telephone companies, are likely to emerge. There can be no assurance that the Company will compete effectively in these channels.

     The retail channels of distribution available for products are subject to rapid changes as retailers and distributors enter and exit the consumer software market or alter their product inventory preferences. Other types of retail outlets and methods of product distribution may become important in the future. These new methods may include delivery of software using on-line services or the Internet which will necessitate certain changes in the Company's business and operations including addressing operational challenges such as improving download time for pictures, images and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. Should on-line distribution channels increase, the Company will be required to modify its existing technology platforms in order for its products to be compatible and remain competitive. It is critical to the success of the Company that, as these changes occur, it maintain access to those channels of distribution offering software in its market segments.

     In both the professional and home income tax preparation markets in Canada, there are relatively few barriers to entry for competitors. In Canada, there are numerous companies offering tax preparation software products for both the professional and home user. As a result, there is significant price and product competition in this market. Currently, the Company's tax products are generally designed to run on DOS and Windows operating systems, with certain professional packages running on the Macintosh system. The demand for and ability to develop successful packages to run in the Windows operating environment may affect the success of such products.

PROPRIETARY RIGHTS AND LICENSES

     Consistent with industry practice, the Company does not have signed license agreements with the end users of its products, and its products do not contain mechanisms to inhibit unauthorized copying. Instead, the Company relies on the copyright laws to prevent unauthorized distribution of its software. The Company also relies on a combination of trade secret, patent, trademark and other proprietary rights, laws and license agreements to protect its proprietary rights. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to obtain and use information the Company regards as proprietary.

     Policing unauthorized use and distribution of the Company's products is difficult, and while it is difficult to determine the extent to which such use or distribution exists, software piracy can be expected to be a persistent problem. These problems are particularly acute in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East, and the laws of certain countries in which the Company's products are or may be distributed provide less protection than those of the United States.

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

HISTORY

     Corporate Background. The Company was founded and incorporated in California under the name MicroPro International Corporation in October 1978. In November 1986, it changed its state of incorporation from California to Delaware, and in May 1989, it changed its corporate name to WordStar International Incorporated. In February 1994, WordStar changed its name to SoftKey International Inc. in connection with a three-way business combination including the Company, SoftKey Software Products Inc. ("Former SoftKey") and Spinnaker Software Corporation (the "Three-Party Combination"). The business of Former SoftKey prior to such transaction commenced in 1984 and focused originally on vertical software applications, or software packages designed for specific types of businesses. By 1993, Former SoftKey was generally engaged in the computer software and services businesses, operating in three business units: a publishing division, which acquired software application packages from various software developers and distributed them to end users; a tax division, which developed and distributed professional tax software products and also engaged in the computer processing of tax data; and a consulting division, which has been discontinued. After the Three-Party Combination, SoftKey Software publishing division operations were consolidated with the operations of the Company and SoftKey Software continued to operate the businesses of the tax division.

     In 1995 and 1996, the Company acquired several consumer software companies, including The Former Learning Company, Compton's, tewi Verlag, Edusoft S.A., and MECC. In October 1996, the Company changed its name to The Learning Company, Inc. to reflect its expanded emphasis on educational software.

EMPLOYEES

     At March 1, 1997, the Company had approximately 990 full time employees. The Company believes that its success is highly dependent on its ability to attract and retain qualified employees. As necessary, the Company supplements its regular employees with temporary and contract personnel. No employees are covered by a collective bargaining agreement, and there have been no work stoppages.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Financial Information pertaining to the Company's foreign and domestic operations is set forth in the Consolidated Financial Statements -- Note 12 included in Item 8 and presented as a separate section of this report.

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

     Important factors and assumptions that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include the factors which are responsible for period-to-period fluctuations in the Company's operating results generally. These factors include without limitation the integration of operations resulting from acquisitions of companies, delays in customer purchases in anticipation of upgrades to existing products or release of competitive products, currency fluctuations, dealer and distributor order patterns and seasonality of buying patterns of customers and the historic and recurring pattern of Company sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks of each quarter, making predictions of revenues and earnings especially difficult and resulting in substantial risk of variance of actual results from those foregoing at any time prior to near the quarter close. Additional factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include without limitation the Company's ability to develop and introduce new products or new versions of existing products, the timing of such new product introductions, expenses relating to the development and promotion of such new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, changes or disruptions in the consumer software distribution channels, the effects of general economic conditions, the rate of growth in the consumer software industry, the impact of competitive products and pricing in the consumer software industry, the sufficiency of the Company's production capacity to meet future demand for its products and the Company's ability to continue to exploit new channels of distribution for its products. Additional factors that may cause the Company's actual results to vary from those set forth in forward-looking statements are described elsewhere in the Annual Report on Form 10-K under the heading "Future Operating Results".

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

ITEM 2.  PROPERTIES

FACILITIES

     The Company's headquarters are currently located in approximately 71,000 square feet of leased space in an office building in Cambridge, Massachusetts, where the Company's executive, operational, administrative and certain sales activities are currently conducted. The lease for the Cambridge facility expires in December 2002. The Company leases approximately 71,480 square feet of office and warehouse space in Fremont, California expiring from October 1999 to March 2003, which is primarily used for marketing and development of its products. The Company leases approximately 50,000 square feet of office space in Minneapolis, Minnesota which is used primarily for its school sales operation and the development of certain educational products expiring in April 1998. In addition, the Company leases 18,656 square feet of office space in Knoxville, Tennessee, which is used for development of the Company's foreign language based products and for its technical support activities. The lease for this facility expires in May 2000.

     The Company's Canadian subsidiary, SoftKey Software Products Inc., owns land and a building with approximately 18,600 square feet of office space in Sherbrooke, Quebec, leases approximately 22,000 square feet of office space in Mississauga, Ontario, and leases additional warehouse and office space in Mississauga, Ontario, Sherbrooke, Quebec, and Calgary, Alberta.

     The Company also leases office, manufacturing and warehouse space in London, England; Dublin, Ireland; Munich, Germany; Amsterdam, Holland; Paris, France and certain other foreign countries in which it operates.

     The Company believes that its facilities, in general, are adequate for its present and currently foreseeable needs. All properties leased or owned by the Company are in suitable condition for the purposes for which they are used by the Company.

ITEM 3.  LEGAL PROCEEDINGS

     On February 24, 1997, the Company terminated its business relationship with Stream International, Inc. ("Stream"). Stream had been providing the Company with duplication, assembly and fulfillment services for certain of the Company's products. In September 1996, Stream relocated the operations to a new facility. The Company terminated the relationship due to Stream's inability to perform its contractual obligations at the new location. On February 26, 1997, the Company filed suit against Stream in Massachusetts Superior Court for Middlesex County, seeking injunctive relief and damages resulting from Stream's delayed and defective performance of its manufacturing and distribution obligations. Specifically, the Complaint asserts that the Company has been harmed by Stream's misrepresentations, breaches of guarantee, breaches of duty and conversion. While the Company continues to assess the full nature and amount of its damages, the Company currently estimates that in litigation it will be seeking direct and consequential damages from Stream in an amount in excess of $38 million. The Company sought a pretrial determination of the status of certain proprietary materials in the possession of Stream, which are used in the manufacture of the Company's products. On March 10, 1997, the Court ordered that Stream place such materials in escrow with an independent third-party pending resolution of the action. The Court did not place restrictions on the sale of certain inventory in Stream's possession. Stream has responded to the complaint by denying the Company's claims and asserting counterclaims for certain outstanding invoices and other matters in the amount of approximately $26 million.

     The Company is subject to various other pending claims. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is listed on the New York Stock Exchange under the symbol "TLC." As of March 1, 1997, to the Company's knowledge, there were approximately 1,371 holders of record of the common stock. The Company has not paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

     The following sets forth the quarterly high and low sales prices for the fiscal periods indicated.

                                                                HIGH         LOW
                                                              --------     -------
            1995
              First Quarter                                   $29.125      $22.00
              Second Quarter                                   32.125       21.00
              Third Quarter                                    51.75        30.375
              Fourth Quarter                                   45.625       20.375

            1996                                                HIGH         LOW
                                                              --------     -------
              First Quarter                                   $27.75       $13.375
              Second Quarter                                   30.3125      17.25
              Third Quarter                                    22.375       15.25
              Fourth Quarter                                   25.75        13.375

     On April 5, 1996 the Company issued 158,099 shares of common stock to Tribune Company in payment of a $3 million promissory note and all interest accrued thereon. The Company has relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company and the purchaser was an accredited investor.

     On May 21, 1996 the Company issued 500,000 shares (the "Bear Stearns Shares") of common stock to Bear, Stearns & Co., Inc. ("Bear Stearns") pursuant to the terms and provisions of an Adjustment Agreement dated as of May 20, 1996. The Adjustment Agreement relates to the settlement of up to $10,131,394.17 in fees, costs and expenses (the "Aggregate Fee Amount") payable by the Company to Bear Stearns for investment banking advice and financial advisory services rendered by Bear Stearns to the Company in connection with certain acquisitions and the reimbursement and settlement of certain fees, costs and expenses in connection therewith. Pursuant to the terms of the Adjustment Agreement, if the Sale Proceeds (as defined in the Adjustment Agreement) to Bear Stearns relating to the offer and sale of the Bear Stearns Shares were less than the Aggregate Fee Amount, the Company agreed to pay Bear Stearns an amount in cash equal to the difference in price between the Aggregate Fee Amount and the Sale Proceeds. If the Sale Proceeds exceeded the Aggregate Fee Amount, Bear Stearns agreed to pay the Company an amount in cash equal to the portion of the Sale Proceeds which exceeded the Aggregate Fee Amount.

     Under the Adjustment Agreement, Bear Stearns agreed to use all reasonable efforts to sell all of the Bear Stearns Shares by the halt of trading on the twentieth trading day after the date of the effectiveness of a registration statement covering Bear Stearns' resale of the Bear Stearns Shares. If all Bear Stearns Shares were not sold by the halt of the trading on the twentieth trading day after such date, such remaining Bear Stearns Shares were to be sold by Bear Stearns for its own account pursuant to the terms of the Adjustment Agreement. Such sales could be made by Bear Stearns, subject to the timing, volume and price limitations of the Adjustment Agreement described below, in transactions on the Nasdaq National Market, in negotiated transactions, pursuant to an underwritten offering or pursuant to one or more of the following methods (among others): (a) purchases by a broker-dealer as principal and resale by such broker or dealer for its account pursuant to a prospectus; (b) ordinary brokerage transactions and transactions in which a broker solicits purchasers; and (c) block trades in which a broker-dealer so engaged would attempt to sell the Bear Stearns Shares as agent but could take a position and resell a portion of the block as principal to facilitate the transaction. In connection with any such sales, Bear Stearns could be deemed to have received compensation from the Company in the form of underwriting discounts or commissions and could also receive commissions from purchasers of the Bear Stearns Shares for whom it may act as agent.

     Pursuant to the terms of the Adjustment Agreement, Bear Stearns agreed to sell no more than 75,000 Shares in any single trading day without the prior consent of the Company and to sell all of the Bear Stearns Shares at a price equal to or in excess of the prevailing per share market price of the Common Stock at the time of sale, as determined by reference to then current quotations on the Nasdaq National Market, unless the Company gave prior consent to a sale of the Bear Stearns Shares at a lower price.

     The Adjustment Agreement provided that the Company would indemnify Bear Stearns against certain liabilities, including civil liabilities under the Securities Act, or would contribute to certain payments Bear Stearns may be required to make in respect thereof.

     The Company has relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company and each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment.

     On August 12, 1996 the Company issued an aggregate of 752,275 shares of common stock to Beaucour Investissements, Society Fabry SCS and Michel Bussac, the three selling stockholders of Edusoft, as the consideration for the purchase by the Company of all the outstanding shares of Edusoft. The Company has relied upon the exemption from registration under Section 4(2) of the Securities Act. The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company and each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the Years Ended December 31, 1996, 1995 and 1994, the six month period ended December 31, 1993 (the "Transition Period Ended December 31, 1993") and the Years Ended June 30, 1993 and 1992 are derived from the Company's audited consolidated financial statements. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, included elsewhere in this report.

OPERATING INFORMATION:

                                                                      TRANSITION
                                                                     PERIOD ENDED
                                    YEARS ENDED DECEMBER 31,         DECEMBER 31,    YEARS ENDED JUNE 30,
                              ------------------------------------   -----------    -----------------------
                                 1996         1995         1994          1993          1993         1992
                              ----------   ----------   ----------   ------------   ----------   ----------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues                     $   343,321   $   167,042   $   121,287   $    41,645   $   109,704  $   119,518
Operating income (loss)         (381,312)      (60,870)       25,741       (69,057)      (56,981)        (599)
Net income (loss)               (405,451)      (65,960)       21,145       (73,258)      (57,250)      (4,983)
Net income (loss) per
  share (fully diluted)      $     (9.94)  $     (2.65)  $      1.04   $     (5.01)  $     (4.36) $      (.47)
Weighted average number
  of shares outstanding --
  fully diluted               40,801,000    24,855,000    21,115,000    14,618,000    13,129,000   10,502,000

BALANCE SHEET INFORMATION:

                                                   DECEMBER 31,                       JUNE 30,
                                     -----------------------------------------   -------------------
                                       1996       1995       1994       1993       1993       1992
                                     --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Total assets                         $793,518   $900,413    $90,815    $79,334   $128,474   $132,862
Total long-term obligations           574,928    561,101     21,859     24,687     30,248     23,449
Total stockholders' equity
  (deficit)                           104,937    214,519     37,485     (8,632)    61,933     87,049

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

GENERAL

  Business Combinations

     On February 4, 1994, the Company completed a three-way business combination (the "Three-Party Combination") among SoftKey Software Products Inc. ("Former SoftKey"), WordStar International Incorporated ("WordStar") and Spinnaker Software Corporation ("Spinnaker"). The Three-Party Combination was accounted for using the pooling-of-interests method of accounting. On February 4, 1994, WordStar changed its name to SoftKey International Inc. and on October 24, 1996, changed its name to The Learning

Company, Inc. ("TLC" or the "Company"). See "Consolidated Financial Statements -- Note 2 -- Business Combinations" for further discussion.

     On May 17, 1996, the Company acquired Minnesota Educational Computing Corporation (MECC) ("MECC"), a publisher and developer of high quality educational software for children sold to consumers and schools, in exchange for 9,214,007 shares of common stock. The total purchase price was $284,631, including estimated transaction costs, the value of stock options assumed and deferred income taxes related to certain identifiable intangible assets acquired. In the transaction, approximately 1,048,000 MECC employee stock options were converted into options to purchase approximately 1,198,000 shares of TLC common stock. The transaction was accounted for as a purchase.

     On August 12, 1996, the Company acquired Edusoft S.A. ("Edusoft"), an educational software company located in Paris, France, in exchange for the issuance of 752,275 shares of common stock. The total purchase price was $13,313, including estimated transaction costs. In addition, certain stockholders are eligible to earn additional purchase price dependent upon future operating results and certain other conditions. The amount may be settled annually in shares of the Company's common stock, the number of which is to be determined on a volume-weighted average of the closing stock price following the close of each fiscal year. This acquisition was accounted for as a purchase.

     On December 28, 1995, the Company purchased Compton's NewMedia, Inc. and Compton's Learning Company (collectively, "Compton's"), developers and publishers of educational and reference multimedia software titles and each a former wholly-owned subsidiary of Tribune Company. In and in connection with the acquisition, the Company issued a total of 5,052,697 shares of common stock, which included 587,036 shares to settle $14,000 of intercompany debt to Tribune Company and executed a promissory note to Tribune Company for $3,000 in cancellation of certain remaining intercompany indebtedness. The total purchase price was $104,394, including estimated transaction costs, settlement of certain intercompany debt to Tribune Company, deferred income taxes related to certain identifiable intangible assets acquired and assumption of the fair value of net liabilities of Compton's. The $3,000 promissory note was repaid in 1996 by the issuance of 158,099 shares of common stock. The transaction was accounted for as a purchase.

     On December 22, 1995, the Company acquired control of The Learning Company ("The Former Learning Company"), a leading developer of education software products for use at home and school. Under the terms of the merger agreement, the Company acquired, in a two step business combination, all of the outstanding common stock of The Former Learning Company for total consideration of $684,066, including estimated transaction costs, value of stock options assumed and deferred income taxes related to certain identifiable intangible assets acquired. Approximately $543,163 of the purchase price was settled in cash. Approximately 1.1 million unvested Former Learning Company stock options were assumed and converted into stock options to purchase 3,123,000 shares of TLC common stock, based on the merger consideration of $67.50 per share, and were vested on or before January 26, 1996. This transaction was accounted for as a purchase.

     On August 31, 1995, the Company acquired all of the issued and outstanding capital stock of Future Vision Holding, Inc. ("Future Vision"), a multimedia software company, in exchange for 1,088,149 shares of common stock. This transaction was accounted for using the pooling-of-interests method of accounting. The consolidated financial statements of the Company for the years prior to December 31, 1995 included in this report do not include the results and balances of Future Vision as they were determined to be immaterial to the consolidated financial statements for those periods.

     On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi"), a German software publisher and distributor, for a combination of cash and stock. This transaction was accounted for as a purchase. One of the former stockholders of tewi is eligible to receive additional consideration for the purchase up to a maximum of DM 1,080 in each of fiscal 1996 and 1997 based upon achievement of certain revenue and profitability goals. The amount may be settled annually in shares of the Company's common stock, the number of which to be determined based on a volume-weighted average of the closing stock price following the closing of each fiscal year.

  Fiscal Periods

     On January 27, 1994, the Company changed its fiscal year end to the 52 or 53 weeks ending on or after December 31. For clarity of presentation herein, all references to the Year Ended December 31, 1996 relate to the period January 7, 1996 to January 4, 1997; all references to the Year Ended December 31, 1995 relate to the period January 1, 1995 to January 6, 1996; all references to the Year Ended December 31, 1994 relate to the period January 2, 1994 to December 31, 1994.

  Period-to-Period Comparisons

     A variety of factors may cause period-to-period fluctuations in the Company's operating results, including the integration of operations resulting from acquisitions of companies, revenues and expenses related to the introduction of new products or new versions of existing products, delays in customer purchases in anticipation of upgrades to existing products, currency fluctuations, dealer and distributor order patterns and seasonality of buying patterns of customers. Historical operating results are not indicative of future operating results and performance. This is particularly true of historical data presented herein, which reflects the results of TLC prior to its acquisitions of The Former Learning Company, MECC and Compton's.

     Certain prior period amounts have been reclassified in order to conform with current year presentation.

  Summary of Results

     The following table summarizes the audited results of operations of the Company for the periods shown. Reference is made to the Consolidated Financial Statements included in this report and on which the following table is based.

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1996          1995         1994
                                                        ---------     --------     --------
    Revenues                                            $ 343,321     $167,042     $121,287
    Operating income (loss)                              (381,312)     (60,870)      25,741
    Net income (loss)                                    (405,451)     (65,960)      21,145
    Net income (loss) per share (fully diluted)         $   (9.94)    $  (2.65)    $   1.04

     Operating income (loss) includes amortization and merger related charges related to acquisitions of $501,330, $103,172 and $2,432 in the Years Ended December 31, 1996, 1995 and 1994, respectively.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues

     Revenues by distribution channel for the Years Ended December 31, 1996 and 1995 are as follows:

                                            YEAR ENDED                      YEAR ENDED
                                           DECEMBER 31,     % OF TOTAL     DECEMBER 31,     % OF TOTAL
    DISTRIBUTION CHANNEL                       1996          REVENUES          1995          REVENUES
    --------------------                   ------------     ----------     ------------     ----------
    Retail                                   $174,812            51          $ 75,734            45
    OEM                                        27,855             8            20,021            12
    School                                     21,701             6                --            --
    Direct response                            38,548            11            26,203            16
    International                              57,684            17            25,631            15
    Tax software and services                  22,721             7            19,453            12
                                             --------           ---          --------           ---
                                             $343,321           100          $167,042           100
                                             ========           ===          ========           ===

     Total revenues increased 106% in the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 due to several factors, including the effect of revenues from the acquisitions of The Former Learning Company, Compton's and MECC and an increase in sales of new and upgraded products launched by the Company during the year. Retail revenues increased as a result of the acquisitions of The

Former Learning Company, Compton's and MECC plus a general increase in sales of consumer software products through retailers such as Wal-Mart, Office Depot, K-Mart and OfficeMax and sales from new and upgraded products. International sales increased primarily as a result of the acquisition of Edusoft in 1996, a full year of sales from tewi which was acquired in July 1995 and an increase in the number of translated foreign language versions of the Company's products available for sale in the international markets. Original equipment manufacturer ("OEM") revenues increased due to the availability of new product offerings for this channel and an increased demand for multi-language titles. Direct response revenues increased on a dollar basis but decreased as a percentage of revenues due to the overall increase in revenues resulting from product sales of the acquired companies, which did not formerly participate in the direct response channel. Direct response revenues also increased as a result of the introduction of an outbound telephone sales program during 1996. Prior to the acquisitions of The Former Learning Company and MECC, the Company did not participate in the school channel. Revenues from tax software and services increased for the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 as a result of earlier delivery of product to the Company's customers.

     The Company expects that its future revenue growth will depend on, among other things, its ability to introduce new and upgraded products to the marketplace, the extent of competition, unit pricing trends, the rate of proliferation of personal computers into the home market and the demand for its consumer software products along with the Company's respective share in the consumer software market. Unit pricing will be affected by the extent of competition in the consumer software industry, which is expected to increase. In addition, the Company's ability to develop products for new platforms and introduce titles into new distribution channels will impact future revenues and growth rates. The consumer software industry has experienced continued consolidation of formerly independent companies. To the extent that these companies gain greater market share than the Company, future results will be affected negatively. During 1996, the Company experienced lower dollar and unit market share in the retail consumer software market in the United States as compared to the prior year. The Company believes that this combined company loss of market share is due primarily to the entrance of large competitors with well known brands such as Disney and Mattel and due to the success of a certain number of its competitors' strategies to introduce lower priced offerings and reduce current pricing. As a result of this increased competition the Company's future revenues and market share may be adversely effected.

  Costs and Expenses

     The Company's costs and expenses and the respective percentages of revenues for the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 are as follows:

                                            YEAR ENDED                      YEAR ENDED
                                           DECEMBER 31,     % OF TOTAL     DECEMBER 31,     % OF TOTAL
                                               1996          REVENUES          1995          REVENUES
                                           ------------     ----------     ------------     ----------
    Costs of production                      $ 91,045            27          $ 53,070            32
    Sales and marketing                        67,690            20            38,370            23
    General and administrative                 28,550             8            20,813            12
    Research and development                   36,018            10            12,487             7
    Amortization and merger related
      charges                                 501,330           146           103,172            62
                                             --------           ---          --------           ---
                                             $724,633           211          $227,912           136
                                             ========           ===          ========           ===

     Total costs and expenses increased as a percentage of revenues to 211% in the Year Ended December 31, 1996, as compared with 136% in the Year Ended December 31, 1995. This increase as a percentage of revenues was caused primarily by the charges for incomplete technology, the amortization of goodwill and acquired technology resulting from the acquisitions of The Former Learning Company, Compton's and MECC, offset by the reduction in general and administrative costs, sales and marketing costs and costs of production as a percentage of revenues as a result of the integration and centralization of the operations of the acquired companies.

     Costs of production includes the cost of manuals, packaging, diskettes and CD-ROM disks, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, decreased to 27% in the Year Ended December 31, 1996 as compared to 32% in the Year Ended December 31, 1995. The decrease in costs of production as a percentage of revenues was caused by reduced prices on the cost to manufacture product due to increased unit volumes, changes in the production components, the impact from The Former Learning Company and MECC having historically higher gross margin selling products than the Company prior to the acquisitions. In addition, during 1996 the Company experienced an increase in revenues in the OEM, school and direct response channels, all of which typically experience higher gross margins than the Company's traditional retail box product sales channel. As well, the Company has seen an increase in sales of its Value line of products, which, due to the nature of the low cost packaging in a jewel-case, also generate higher gross margins.

     The Company expects costs of production as a percentage of revenues to increase in the foreseeable future due to sales pricing pressure on its products by retailers. In February 1997, the Company moved a substantial portion of its North American manufacturing operations from Stream International Inc., located in Utah, to Sonopress, Inc. and BMG Distribution, units of Bertelsmann AG, located in North Carolina. There can be no assurance that the Company will not experience transition difficulties in connection with this move, which in turn could result in higher costs of production and shipping delays to customers. If the Company experiences higher costs of production and shipping delays, its results of operations may be adversely affected.

     Sales and marketing expenses decreased to 20% of revenues in the Year Ended December 31, 1996 as compared to 23% of revenues in the Year Ended December 31, 1995. The percentage decrease was a result of the Company reducing both fixed costs and employee headcount of its combined operations following the acquisitions in late 1995 and May 1996.

     General and administrative expenses decreased to 8% of revenues in the Year Ended December 31, 1996 as compared to 12% in the Year Ended December 31, 1995. This is primarily the result of a general reduction in overhead costs and employee headcount following the acquisitions in 1995 and 1996.

     Research and development expenses increased to 10% of revenues for the Year Ended December 31, 1996 as compared to 7% in the Year Ended December 31, 1995. The increase is a result of a higher proportion of internally developed products from The Former Learning Company, Compton's and MECC than developed by the Company prior to these acquisitions. The Company expects that as technologies become more complex it will continue to spend an increasing percentage of its revenues on research and development.

     Amortization and merger related charges increased to 146% of revenues in the Year Ended December 31, 1996 as compared to 62% in the Year Ended December 31, 1995. The increase results from the amortization of the goodwill and acquired technology arising on the acquisitions of The Former Learning Company and Compton's for a full year in the Year Ended December 31, 1996 as compared to less than a month in the Year Ended December 31, 1995, and from the amortization of goodwill and acquired technology and the charge for incomplete technology arising from the acquisition of MECC in May 1996.

     Amortization and merger related charges are as follows:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
        Amortization of goodwill and other assets                $333,858     $ 24,783
        Amortization of acquired technology                       101,008        7,185
        Charge for incomplete technology                           56,688       60,483
        Employee severance costs                                    4,260        1,304
        Provision for earn-outs                                     2,917           --
        Professional fees and other transaction related costs       1,267        5,653
        Other                                                       1,332        1,131
        Provision for litigation                                       --        2,633
                                                                 --------     --------
                                                                 $501,330     $103,172
                                                                 ========     ========

     The increase in amortization of goodwill and other assets in the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 relates primarily to the goodwill resulting from acquisitions of MECC in May 1996 and a full year of amortization of goodwill arising from The Former Learning Company and Compton's, which were acquired in December 1995. Goodwill is primarily being amortized on a straight-line basis over two years.

     The increase in amortization of technology and of product related costs in the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 relates to the amortization of acquired technology in connection with the acquisition of MECC in May 1996 and a full year of amortization of technology and product related costs arising from The Former Learning Company and Compton's, which were acquired in December 1995.

     The charge for incomplete technology for the Year Ended December 31, 1996 relates to products being developed by MECC and in the Year Ended December 31, 1995 for products developed by The Former Learning Company and Compton's which the Company believes had not yet reached technological feasibility at the date of acquisition and for which additional development was required to complete the software technology and products.

     Employee severance costs in each year related to severance paid to employees of the Company terminated in connection with the acquisitions.

     The provision for earn-outs relates to additional payments which may be earned by the former owners of certain international acquisitions purchased in 1996 and 1995. The earn-out requirements are based upon meeting certain financial and other goals and will be recorded when those conditions are met.

     Professional fees decreased in the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 due to decreased charges related to the investment banking, legal and accounting costs.

  Interest Income (Expense)

     Interest income (expense) increased to a net expense of $24,139 in the Year Ended December 31, 1996 as compared to net income of $705 in 1995 as a result of increased interest expense arising from the Senior Convertible Notes issued by the Company in 1995.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Revenues

     Revenues by distribution channel for the Years Ended December 31, 1995 and 1994 are as follows:

                                           YEAR ENDED                      YEAR ENDED
                                          DECEMBER 31,     % OF TOTAL     DECEMBER 31,     % OF TOTAL
    DISTRIBUTION CHANNEL                     1995          REVENUES          1994          REVENUES
    --------------------                  ------------     ----------     ------------     ----------
    Retail                                  $ 75,734            45          $ 48,085            39
    OEM                                       20,021            12            15,912            13
    Catalog                                       --            --             3,176             3
    Direct response                           26,203            16            17,951            15
    International                             25,631            15            13,067            11
    Tax software and services                 19,453            12            18,158            15
    Lansa software                                --            --             4,938             4
                                            --------           ---          --------           ---
                                            $167,042           100          $121,287           100
                                            ========           ===          ========           ===

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

OEM sales increased by 26% in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 primarily due to the acquisition of Future Vision which had a strong presence and sales network in the OEM channel. Direct response sales increased by 46% in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 primarily due to an increase in the number of mailings completed by the Company during the year. The Company's international revenues increased by 96% in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994. This increase was driven by both the acquisition of tewi, a German software company, on July 21, 1995 and increased penetration of personal computers in Europe, which in turn caused an increase in demand for and sales of consumer software products. Tax software and services revenues were relatively constant on a year over year basis due to increasing competition and the saturation of the tax software market in Canada. During 1994, the Company closed its catalog operations and sold its Lansa software operations.

  Costs and Expenses

     The Company's costs and expenses and the respective percentages of revenues for the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 are as follows:

                                           YEAR ENDED                      YEAR ENDED
                                          DECEMBER 31,     % OF TOTAL     DECEMBER 31,     % OF TOTAL
                                              1995          REVENUES          1994          REVENUES
                                          ------------     ----------     ------------     ----------
    Costs of production                     $ 53,070            32           $37,885            31
    Sales and marketing                       38,370            23            27,274            22
    General and administrative                20,813            12            21,259            18
    Research and development                  12,487             7             6,696             6
    Amortization and merger related
      charges                                103,172            62             2,432             2
                                            --------           ---           -------            --
                                            $227,912           136           $95,546            79
                                            ========           ===           =======            ==

     Costs of production are comprised of, among other things, the cost of product documentation, packaging and disks. Other items included in costs of production are royalties to third-party developers and reserves for obsolete inventory. Costs of production as a percentage of revenues increased to 32% in the Year Ended December 31, 1995 from 31% in the Year Ended December 31, 1994. Costs of production increased in the Year Ended December 31, 1995 primarily due to the acquisition of tewi, which operates at a higher costs of production due to the distribution element of its revenue base. This increase was somewhat offset by lower costs of production caused by improved manufacturing costs in North America, which primarily relate to the lower cost of purchasing CD-ROMs and a greater proportion of business on CD-ROM as compared to magnetic disk.

     Sales and marketing expenses increased slightly as a percentage of revenues in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 due to a higher proportion of the Company's revenues arising from its international and direct response distribution channels. Each of these distribution channels have higher sales and marketing costs as a percentage of revenues than the other distribution channels of the Company.

     General and administrative expenses were lower on a percentage of revenues basis in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994, but are relatively consistent with the prior year in absolute dollar amounts due to flat employee head count.

     Amortization and merger related charges increased to $103,172 in the Year Ended December 31, 1995 as compared to $2,432 in the Year Ended December 31, 1994. The increase is related to the amortization and merger related charges associated with the acquisitions of The Former Learning Company, Compton's, tewi and Future Vision, among others, during the Year Ended December 31, 1995 and certain charges associated with the merger with MECC.

     Amortization and merger related charges are as follows:

                                                                       YEARS ENDED
                                                                      DECEMBER 31,
                                                                   -------------------
                                                                     1995        1994
                                                                   --------     ------
        Charge for incomplete technology                           $ 60,483     $   --
        Amortization of goodwill and other assets                    24,783      1,185
        Amortization of technology and product related costs          7,185        422
        Professional fees and transaction related costs               5,653        636
        Other                                                         5,068        189
                                                                   --------     ------
                                                                   $103,172     $2,432
                                                                   ========     ======

     The charge for incomplete technology relates to products being developed by The Former Learning Company and Compton's which the Company believes had not yet reached technological feasibility at the date of acquisition and for which additional development was required to complete the software technology and products.

     The increase in amortization of goodwill and other assets relates primarily to the goodwill resulting from acquisitions of The Former Learning Company, Compton's and tewi and a full year's amortization of the goodwill resulting from the acquisition of Software Marketing Corporation, which was acquired in September 1994. Goodwill is primarily being amortized on a straight-line basis over two years.

     The increase in amortization of technology and of product related costs in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 relates to the amortization of completed technology and products acquired in connection with the acquisitions of The Former Learning Company and Compton's plus increased amortization of product development costs related to products acquired in connection with the merger with Future Vision during the year.

     Professional fees increased in the Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994 due to charges related to the investment banking, legal and accounting costs incurred through year end for the merger with MECC and the professional fees associated with the acquisition of Future Vision on August 31, 1995. Approximately $3,500 of these costs remained to be paid at December 31, 1995. The remainder was paid prior to December 31, 1996. Professional fees in 1994 were for investment banking, accounting and legal fees incurred in connection with the acquisitions of Aris Multimedia Entertainment, Inc. and Compact Publishing, Inc.. These costs have been paid. The other costs relate primarily to the consolidation of the acquired facilities and related work force reductions and litigation costs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $110,120 at December 31, 1996 from $77,832 at December 31, 1995. This increase was attributable to the cash provided by general operations, cash received from the acquisition of MECC of $21,481 and proceeds from stock option exercises and other stock related transactions of $27,905, offset by the repayment of approximately $38,091 of merger related liabilities, repurchase of Senior Convertible Notes of $18,350 and purchases of equipment for $4,939. During the Year Ended December 31, 1996 the Company paid $25,025 of amounts due to the stockholders of The Former Learning Company as the remaining purchase price due from the acquisition in 1995 and drew $25,000 on its line of credit. During the Year Ended December 31, 1996 the Company generated cash from operations of $65,655.

     As of February 6, 1997, the Company has outstanding $331,650 principal amount 5 1/2% Senior Convertible Notes due 2000 (the "Senior Convertible Notes") and $150,000 principal amount 5 1/2% Senior Convertible/Exchangeable Notes due 2000 held by the Tribune Company (the "Tribune Notes"). The Senior Convertible Notes and Tribune Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices. Should the Senior Convertible Notes and the Tribune Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to re-finance the notes under favorable terms or at all.

     On August 1, 1996, the Company announced that its Board of Directors authorized the repurchase by the Company over the next twelve months of up to $50 million principal amount of its Senior Convertible Notes from time to time in the open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. During the Year Ended December 31, 1996 Senior Convertible Notes declined by $18,350 through repurchases.

     In March 1997, the Company announced that its Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock from time to time in open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors.

     The Company also has in place a revolving line of credit (the "Line") with a bank, to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1998 and bear interest at the prime rate (8.25% at December 31, 1996). The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. There was $25,000 drawn on the Line at December 31, 1996, which has been subsequently repaid.

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

     At the present time, the Company expects that its cash and cash equivalents and cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer-term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer market. In addition, the Company's Senior Convertible Notes and Tribune Notes mature in the year 2000. If not converted to common stock, the Company may be required to secure alternative financing sources. There can be no assurance that alternative financing sources will be available on terms acceptable to the Company in the future or at all. The Company continuously evaluates products and technologies for acquisitions, however no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time.

                            FUTURE OPERATING RESULTS

     The Company operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below and elsewhere in this Annual Report on Form 10-K.

INTENSE COMPETITIVE ENVIRONMENT

     The consumer software industry is intensely and increasingly competitive and is characterized by rapid changes in technology and customer requirements. The Company competes for retail shelf space and general consumer awareness with a number of companies that market consumer software. The Company encounters competition from both established companies, including the largest companies in the industry, and new companies that may develop comparable or superior products. A number of the Company's competitors and potential competitors possess significantly greater capital, marketing resources and brand recognition than the Company. Rapid changes in technology, product obsolescence and advances in computer software and hardware require the Company to develop or acquire new products and to enhance its existing products on a timely basis. The Company's marketplace has recently experienced a higher emphasis on on-line and Internet related services and content tailored for this new delivery vehicle. To the extent that demand increases for on-line products and content, the demand for the Company's existing products may change. There can be no assurance that the Company will be able to successfully maintain market share and otherwise compete successfully in the future.

     Competitive pressures in the software industry have resulted, and the Company believes are likely to continue to result, in pressure to reduce the prices of its products or risk loss of market share. In response to such competitive pressures the Company has reduced the price of certain of its educational products. There can be no assurance that Company's product prices will not continue to decline in the future or that the Company will not respond to such declines with additional price reductions. Such price reductions may reduce the Company's revenues and operating margins in the future.

     Large companies with substantial bases of intellectual property content in the motion picture and media industries, sophisticated product marketing and technical abilities and/or financial resources that may not need to realize an immediate profit or return on investment have increasingly entered or announced their intention to enter the consumer software market. These competitors include Microsoft, Disney, Mattel, Hasbro and CUC International Inc. For example, technology companies have begun to acquire greater access to content, and content-oriented companies have begun to acquire greater technological capabilities. To the extent that competitors achieve a performance, price or distribution advantage, the Company could be adversely affected. Furthermore, increased consolidation of the consumer software market may impact future growth potential and performance.

     In the retail distribution channel resellers typically have a limited amount of shelf space and promotional resources. There is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer computer platforms and products increases, this competition for shelf space may also increase. The retail channel increasingly includes non-traditional software retailers such as book, music, video, magazine, toy, gift, convenience, drug and grocery store chains. Mass merchants such as Wal-Mart and K-Mart are increasingly becoming a larger portion of the Company's sales. As these retailers achieve greater market share from the traditional software retailers, the Company may experience higher marketing costs and increased competition for shelf space, which could impact future sales and operating margins. Additionally, as technology changes, the type and number of distribution channels will further change and new types of competitors, such as cable or telephone companies, are likely to emerge. There can be no assurance that the Company will compete effectively in these channels.

     The retail channels of distribution available for products are subject to rapid changes as retailers and distributors enter and exit the consumer software market or alter their product inventory preferences. Other types of retail outlets and methods of product distribution may become important in the future. These new methods may include delivery of software using on-line services or the Internet which will necessitate certain changes in the Company's business and operations including addressing operational challenges such as improving download time for pictures, images and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. Should on-line distribution channels increase, the Company will be required to modify its existing technology platforms in order for its products to be compatible and remain competitive. It is critical to the success of the Company that, as these changes occur, it maintain access to those channels of distribution offering software in its market segments.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

     The Company operates in a highly competitive and technology driven environment. The consumer software industry is undergoing substantial change and is subject to a high level of uncertainty. Software companies must continue to develop or acquire new products or upgrade existing products on a timely basis to sustain revenues and profitable operations. Factors contributing to the short life span of PC software have included rapid technological change and an expanded demand for content-rich products. Software companies must continue to create or acquire innovative new products reflecting technological changes in hardware and software and translate current products into newly accepted hardware and software formats, in order to gain and maintain a viable market for their products. PC hardware, in particular, is steadily advancing in power and function, expanding the market for increasingly complex and flexible software products. This has also resulted in longer periods necessary for research and development of new products and a greater degree of unpredictability in the time necessary to develop products. Furthermore, the rapid changes in the market and the increasing number of new products available to consumers have increased the degree of consumer acceptance risk with respect to any specific title that the Company may publish. It is expected that this trend will continue and may become more pronounced in the future.

     Similarly, the Company's recent product-content focus and enhanced presence in the educational and reference software market have required and will continue to require the Company to evaluate and adopt appropriate development and marketing strategies and methods, which may differ from those historically employed by the Company and subject the Company to the risks and competitive pressures associated with those new strategies.

     The Company's rights to license many of its software products are non-exclusive and, generally, of limited duration, and there is no assurance the Company will be able to continue to obtain new products from developers or to maintain or expand its market share in the event that a competitor offers the same or similar software products. If the Company is unable to develop or acquire new products in a timely manner as revenues decrease from products reaching the end of their natural life cycle, the Company's results of operations will be adversely affected.

DEPENDENCE ON MAJOR SUPPLIER

     In 1996, the production, assembly and distribution of the Company's North American budget, jewel-case only line of products was performed by two units of Bertelsmann AG (collectively, "BMG"), and the production, assembly and distribution of the Company's other North American products, with certain exceptions (including duplication of CD-ROM disks, School and OEM products), was performed by Stream International, Inc. In February 1997, BMG began to provide substantially all duplication, assembly and fulfillment of the Company's North American products, other than school products. While the Company believes that its expanded relationship with BMG will result in greater manufacturing and fulfillment efficiency, there can be no assurance that the Company will not experience difficulties or delays in the manufacture and fulfillment as a result of the transition of those functions. The Company believes that its existing production capacity is sufficient to handle anticipated increases in volume and titles into the foreseeable future. Although the Company believes that suitable alternative suppliers exist, there can be no assurance that any termination or modification of its arrangement with BMG would not result in a short-term business interruption for the Company.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard for the fiscal year ending December 27, 1997, the Company will disclose basic and diluted EPS for fiscal 1997 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for this period. Diluted EPS, similar to fully diluted EPS, reflects the potential that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on reported earnings per share.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements set forth on page 24 hereof.

                           THE LEARNING COMPANY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants                                                        25

Consolidated Balance Sheets as of December 31, 1996 and 1995                             26

Consolidated Statements of Operations for the Years Ended December 31, 1996,
  1995 and 1994                                                                          27

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
  December 31, 1996, 1995 and 1994                                                       28

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
  1995 and 1994                                                                          29

Notes to Consolidated Financial Statements                                               31

Financial Statement Schedule of Valuation and Qualifying Accounts for the Years Ended
  December 31, 1996, 1995 and 1994                                                       46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors of The Learning Company, Inc.:

     We have audited the accompanying consolidated balance sheets of The Learning Company, Inc. (formerly known as SoftKey International Inc.) as of January 4, 1997 and January 6, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 4, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Learning Company, Inc. as of January 4, 1997 and January 6, 1996 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 4, 1997 in conformity with generally accepted accounting principles.

     In connection with our audits of the financial statements referred to above, we have also audited the related financial statement schedule of valuation and qualifying accounts. In our opinion, this financial statement schedule for each of the three fiscal years in the period ended January 4, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
March 27, 1997

                           THE LEARNING COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1996             1995
                                                                     ------------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                                            $110,120         $ 77,832
  Accounts receivable, less allowances for returns and doubtful
     accounts of $15,191 and $6,851, respectively                        79,610           32,402
  Inventories                                                            15,894           18,997
  Other current assets                                                   20,349           23,627
                                                                       --------         --------
                                                                        225,973          152,858
                                                                       --------         --------
  Other long-term assets, net                                            22,975           19,621
  Goodwill and other intangible assets, net                             544,570          727,934
                                                                       --------         --------
                                                                       $793,518         $900,413
                                                                       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                $ 65,729         $ 47,485
  Line of credit                                                         25,000               --
  Merger related accruals                                                10,667           40,089
  Current portion of long-term obligations                                2,819              963
  Current portion of related party debt                                   5,264            4,314
  Purchase price payable                                                  3,245           25,353
  Other current liabilities                                                 929            6,589
                                                                       --------         --------
                                                                        113,653          124,793
                                                                       --------         --------
Long-term obligations:
  Long-term debt                                                        332,930          350,651
  Related party debt                                                    150,000          150,000
  Deferred income taxes                                                  86,920           57,119
  Other long-term obligations                                             5,078            3,331
                                                                       --------         --------
                                                                        574,928          561,101
                                                                       --------         --------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

Stockholders' equity:
  Common stock, $.01 par value -- Authorized -- 120,000,000 and
     60,000,000 shares; issued and outstanding 44,379,781 and
     30,364,710 shares at December 31, 1996 and 1995, respectively          444              304
  Special voting stock -- Authorized and issued -- one share representing the voting rights of 1,551,428 and 1,596,742
     outstanding Exchangeable Shares (for common stock) at December
     31, 1996 and 1995, respectively                                         --               --
  Additional paid-in-capital                                            733,229          436,261
  Accumulated deficit                                                  (618,047)        (212,596)
  Cumulative translation adjustment                                     (10,689)          (9,450)
                                                                       --------         --------
                                                                        104,937          214,519
                                                                       --------         --------
                                                                       $793,518         $900,413
                                                                       ========         ========

  The accompanying notes are an integral part of these consolidated financial statements

                           THE LEARNING COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
REVENUES                                              $   343,321     $   167,042     $   121,287
COSTS AND EXPENSES:
  Costs of production                                      91,045          53,070          37,885
  Sales and marketing                                      67,690          38,370          27,274
  General and administrative                               28,550          20,813          21,259
  Research and development                                 36,018          12,487           6,696
  Amortization and merger related charges                 501,330         103,172           2,432
                                                      -----------     -----------     -----------
          Total operating expenses                        724,633         227,912          95,546
                                                      -----------     -----------     -----------
OPERATING INCOME (LOSS)                                  (381,312)        (60,870)         25,741
                                                      -----------     -----------     -----------
INTEREST INCOME (EXPENSE):
  Interest income                                           2,564           6,020             520
  Interest expense                                        (26,703)         (5,315)         (1,055)
                                                      -----------     -----------     -----------
          Total interest income (expense)                 (24,139)            705            (535)
                                                      -----------     -----------     -----------
INCOME (LOSS) BEFORE TAXES                               (405,451)        (60,165)         25,206
PROVISION FOR INCOME TAXES:
  Current                                                  23,645           5,795           4,061
  Deferred                                                (23,645)             --              --
                                                      -----------     -----------     -----------
                                                               --           5,795           4,061
                                                      -----------     -----------     -----------
NET INCOME (LOSS)                                     $  (405,451)    $   (65,960)    $    21,145
                                                      ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE:
  Primary                                             $     (9.94)    $     (2.65)    $      1.07
  Fully diluted                                       $     (9.94)    $     (2.65)    $      1.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Primary                                              40,801,000      24,855,000      19,672,000
  Fully diluted                                        40,801,000      24,855,000      21,115,000

  The accompanying notes are an integral part of these consolidated financial statements

                           THE LEARNING COMPANY, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                          SERIES A    SERIES B      COMMON STOCK      ADDITIONAL                  CUMULATIVE
                                          PREFERRED   PREFERRED   -----------------    PAID-IN     ACCUMULATED    TRANSLATION
                                            STOCK       STOCK      SHARES    AMOUNT    CAPITAL       DEFICIT      ADJUSTMENT
                                          ---------   ---------   --------   ------   ----------   -----------    ----------
BALANCE, DECEMBER 31, 1993                   $ --        $ 52       14,768    $148     $162,650     $(163,025)     $ (8,313)
  Acquisition of Aris                          --          --          463       5            5          (230)           --
  Acquisition of Compact                       --          --          409       4          848          (382)           --
  Acquisition of SMC                           --          --          602       6        6,809            --            --
  Spinnaker rights offering and                --         (52)       2,668      27           25            --            --
    redemption of Series B preferred
    stock
  Issuance of Series A preferred stock         30          --           --      --        2,970            --            --
    upon conversion of Phemus debt
  Preferred dividend                            3          --           --      --          297          (300)           --
  Conversion of common stock to                --          --       (7,582)    (75)          75            --            --
    Exchangeable Shares
  Conversion of Exchangeable Shares to         --          --        4,156      41          (41)           --            --
    common stock
  Conversion of debt to common stock           --          --          126       1        9,637            --            --
  Conversion of Series A preferred stock      (33)         --          268       3           30            --            --
    to common stock
  Treasury stock purchased                     --          --           --      --           --            --            --
  Stock issued under exercise of options       --          --          648       6        5,811            --            --
    and warrants
  Stock issued for settlement of               --          --          171       1        2,274            --            --
    expenses
  Translation adjustments                      --          --           --      --           --            --        (1,338)
  Net income                                   --          --           --      --           --        21,145            --
                                             ----        ----       ------    ----     --------     ---------      --------
BALANCE, DECEMBER 31, 1994                     --          --       16,697     167      191,390      (142,792)       (9,651)
  Acquisition of Future                        --          --        1,135      11        8,455        (3,608)           --
    Vision
  Acquisition of tewi                          --          --           99       1        3,639            --            --
  Acquisition of The Former Learning           --          --           --      --       43,369            --            --
    Company
  Acquisition of Compton's                     --          --        5,053      51       86,634            --            --
  Other acquisitions                           --          --          262       3        2,673          (236)           --
  Sale of common stock                         --          --        2,713      27       73,584            --            --
  Stock issued under exercise of options       --          --        1,898      19       28,171            --            --
    and warrants
  Treasury stock retirement                    --          --           --      --       (1,629)           --            --
  Conversion of Exchangeable Shares to         --          --        2,508      25          (25)           --            --
    common stock
  Translation adjustments                      --          --           --      --           --            --           201
  Net loss                                     --          --           --      --           --       (65,960)           --
                                             ----        ----       ------    ----     --------     ---------      --------
BALANCE, DECEMBER 31, 1995                     --          --       30,365     304      436,261      (212,596)       (9,450)
  Acquisition of MECC                          --          --        9,214      92      240,670            --            --
  Other acquisitions                           --          --          899       9       15,247            --            --
  Conversion of debt to common stock           --          --          158       2        3,051            --            --
  Stock issued under exercise of options       --          --        3,198      32       24,985            --            --
  Conversion of Exchangeable Shares to         --          --           45      --           --            --            --
    common stock
  Stock issued for settlement of               --          --          500       5       13,015            --            --
    expenses
  Translation adjustments                      --          --           --      --           --            --        (1,239)
  Net loss                                     --          --           --      --           --      (405,451)           --
                                             ----        ----       ------    ----     --------     ---------      --------
BALANCE, DECEMBER 31, 1996                   $ --        $ --       44,379    $444     $733,229     $(618,047)     $(10,689)
                                             ====        ====       ======    ====     ========     =========      ========

                                                         TOTAL
                                                     STOCKHOLDERS'
                                          TREASURY      EQUITY
                                           STOCK       (DEFICIT)
                                          --------   -------------
BALANCE, DECEMBER 31, 1993                 $ (144)     $  (8,632)
  Acquisition of Aris                          --           (220)
  Acquisition of Compact                       --            470
  Acquisition of SMC                           --          6,815
  Spinnaker rights offering and                --             --
    redemption of Series B preferred
    stock
  Issuance of Series A preferred stock         --          3,000
    upon conversion of Phemus debt
  Preferred dividend                           --             --
  Conversion of common stock to                --             --
    Exchangeable Shares
  Conversion of Exchangeable Shares to         --             --
    common stock
  Conversion of debt to common stock           --          9,638
  Conversion of Series A preferred stock       --             --
    to common stock
  Treasury stock purchased                 (1,485)        (1,485)
  Stock issued under exercise of options       --          5,817
    and warrants
  Stock issued for settlement of               --          2,275
    expenses
  Translation adjustments                      --         (1,338)
  Net income                                   --         21,145
                                           ------      ---------
BALANCE, DECEMBER 31, 1994                 (1,629)        37,485
  Acquisition of Future                        --          4,858
    Vision
  Acquisition of tewi                          --          3,640
  Acquisition of The Former Learning           --         43,369
    Company
  Acquisition of Compton's                     --         86,685
  Other acquisitions                           --          2,440
  Sale of common stock                         --         73,611
  Stock issued under exercise of options       --         28,190
    and warrants
  Treasury stock retirement                 1,629             --
  Conversion of Exchangeable Shares to         --             --
    common stock
  Translation adjustments                      --            201
  Net loss                                     --        (65,960)
                                           ------      ---------
BALANCE, DECEMBER 31, 1995                     --        214,519
  Acquisition of MECC                          --        240,762
  Other acquisitions                           --         15,256
  Conversion of debt to common stock           --          3,053
  Stock issued under exercise of options       --         25,017
  Conversion of Exchangeable Shares to         --             --
    common stock
  Stock issued for settlement of               --         13,020
    expenses
  Translation adjustments                      --         (1,239)
  Net loss                                     --       (405,451)
                                           ------      ---------
BALANCE, DECEMBER 31, 1996                 $   --      $ 104,937
                                           ======      =========

  The accompanying notes are an integral part of these consolidated financial statements

                           THE LEARNING COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1996          1995          1994
                                                           ---------     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $(405,451)    $ (65,960)    $ 21,145
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Depreciation and amortization                         451,133        29,802        5,217
       Charge for incomplete technology                       56,688        60,483           --
       Provision for returns and doubtful accounts            38,112        22,358       13,744
Change in assets and liabilities (net of acquired assets
  and liabilities):
       Accounts receivable                                   (91,413)      (39,811)     (17,193)
       Inventories                                             3,332        (4,441)      (4,763)
       Other current assets                                    4,203         8,865       (2,460)
       Other long-term assets                                 (4,308)       11,990        1,380
       Accounts payable and accrued expenses                  12,338         3,600      (10,594)
       Other current liabilities                               1,021         6,342        2,676
       Other long-term obligations                                --        (2,294)          23
                                                           ---------     ---------     --------
Net cash provided by operating activities                     65,655        30,934        9,175
                                                           ---------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for businesses acquired, net of cash on-hand      21,518      (547,889)          --
  Purchases of property and equipment, net                    (4,939)       (7,811)      (5,514)
  Software development costs                                 (12,344)       (2,410)      (1,200)
  Merger related accruals                                    (38,091)       (7,341)     (19,903)
  Payments to stockholders of The Former Learning Company    (25,025)           --           --
                                                           ---------     ---------     --------
Net Cash (Used for) Provided by Investing Activities         (58,881)     (565,451)     (26,617)
                                                           ---------     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock, options and warrants       27,905       106,616        8,852
  Borrowings under term notes and line of credit              25,000         3,150        7,700
  Payments on term notes and line of credit                   (4,832)       (8,815)      (2,500)
  Payments on capital lease obligations                       (1,874)       (1,008)        (904)
  Other                                                       (1,092)           --           --
  Sale (repurchase) of senior notes                          (18,350)      500,000         (500)
  Redemption of Series B preferred stock                          --            --       (4,660)
                                                           ---------     ---------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     26,757       599,943        7,988
                                                           ---------     ---------     --------

EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                   (1,243)          201       (1,138)
                                                           ---------     ---------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       32,288        65,627      (10,592)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              77,832        12,205       22,797
                                                           ---------     ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 110,120     $  77,832     $ 12,205
                                                           =========     =========     ========

  The accompanying notes are an integral part of these consolidated financial statements

                           THE LEARNING COMPANY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1996        1995        1994
                                                                --------     -------     ------
SUPPLEMENTAL SCHEDULING OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Common stock issued to acquire MECC                           $221,319     $    --     $   --
  Increase in APIC due to value of in-the-money employee stock options acquired in connection with the acquisition of
     MECC                                                         19,444          --         --
  Common stock issued to acquire Edusoft                          13,099          --         --
  Conversion of debt to equity                                     3,053       3,471      9,638
  Common stock issued to acquire others                            2,156       4,967         --
  Common stock issued for settlement of expenses                  10,132         111      2,275
  Equipment acquired under capital leases                          1,262         627      1,475
  Common stock issued to acquire tewi                                 --       3,640         --
  Common stock issued to acquire Compton's                            --      86,685         --
  Increase in APIC due to value of in-the money employee stock options in connection with the acquisition of The Former
     Learning Company                                                 --      43,369         --
  Common stock issued to purchase SMC                                 --          --      6,815
  Common stock issued on conversion of Series A preferred
     stock                                                            --          --      3,000
  Dividend on Series A preferred stock settled by issuance
     of common stock                                                  --          --        300
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (refunded) during period for:
     Interest paid                                              $ 28,466     $   524     $1,387
     Income taxes refunded                                        (7,886)        (12)      (254)

  The accompanying notes are an integral part of these consolidated financial statements

                           THE LEARNING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Business

     The Learning Company, Inc. ("TLC" or the "Company") develops, publishes and markets consumer software in the education, reference, productivity, lifestyle and, to a lesser extent, entertainment categories. The Company sells its products in the retail channel through mass merchants, consumer electronic stores, price clubs, office supply stores, software specialty stores and distributors; to original equipment manufacturers (OEMs); to schools and to end users through direct response methods. The Company also develops and distributes income tax software products and offers computerized processing of income tax returns in Canada. The Company's principal market is in the United States and Canada. The Company has international operations in Germany, Ireland, France, Holland, the United Kingdom, Japan and Australia. On October 24, 1996, SoftKey International Inc. changed its name to The Learning Company, Inc.

     The Company's fiscal year is the 52 or 53 weeks ending on or after December
31. For clarity of presentation herein, all references to December 31, 1996 relate to balances as of January 4, 1997, references to December 31, 1995 relate to balances as of January 6, 1996, the period from January 7, 1996 to January 4, 1997 is referred to as the "Year Ended December 31, 1996", the period from January 1, 1995 to January 6, 1996 is referred to as the "Year Ended December 31, 1995", and the period from January 2, 1994 to December 31, 1994 is referred to as the "Year Ended December 31, 1994".

  Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions regarding items such as return reserves and allowances, net realizable value of intangible assets and valuation allowances for deferred tax assets that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include: return reserves, inventory reserves, valuation of deferred tax assets and valuation of intangible assets.

     Certain prior period amounts have been reclassified to conform with current year presentation.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

  Revenue Recognition

     Revenues are primarily derived from the sale of software products and from software licensing and royalty arrangements. Revenues from the sale of software products are recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Costs related to insignificant post shipment technical support and other obligations are accrued when revenue is recognized for the sale of the related products. Allowances for estimated returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The estimates determined for reserves for returns and allowances are based upon information available at the reporting date. To the extent the future market, sell through experience, channels of distribution and general economic conditions change, the estimated reserves required for returns and allowances may also change. Revenues

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

from royalty and license arrangements are recognized as earned based upon performance or product shipments.

  Cash Equivalents

     Cash equivalents are valued at cost, which approximates market value, and consist principally of commercial paper, bankers' acceptances, short-term government securities and money market accounts. The Company considers all such investments having maturities at purchase of less than 90 days to be cash equivalents.

  Inventories

     Inventories are stated at the lower of weighted average cost or net realizable value, and include third-party assembly costs, CD-ROM disks, manuals and an allocation of fixed overhead.

                                                                  December 31,
                                                               -------------------
                                                                1996        1995
                                                               -------     -------
            Components                                         $ 1,213     $ 2,526
            Finished goods                                      14,681      16,471
                                                               -------     -------
                                                               $15,894     $18,997
                                                               =======     =======

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

     Betterments and major renewals are capitalized and included in property, plant, and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

  Goodwill and Intangible Assets

     The excess cost over the fair value of net assets acquired, goodwill, is amortized on a straight-line basis over 2 years, except for the goodwill associated with the Company's Canadian income tax software business, which is being amortized on a straight-line basis over its estimated useful life of 40 years. The cost of identified intangible assets is generally amortized on a straight-line basis over its estimated useful life of 2 to 3 years. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt financing. The carrying value of goodwill and intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date no such impairment has occurred. Should there be an impairment in the future, the Company will measure the amount of the impairment based on discounted expected future cash flows. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

projections at the time. Goodwill and other intangible assets have been presented net of accumulated amortization of $354,813 and $21,916 as of December 31, 1996 and 1995, respectively.

                                                                                Net Balance
                                                          Estimated           at December 31,
                                                         Useful Life       ---------------------
    Description                                           in Years          1996         1995
    -----------                                          -----------       --------     --------
    Goodwill                                             2 and 40          $397,459     $580,165
    Purchased technology and product related costs        1 to 2            126,763      123,929
    Brands                                                   2               10,061       10,798
    Deferred financing costs                                 5                9,423       11,188
    Other intangible assets                                  3                  864        1,854
                                                                           --------     --------
                                                                           $544,570     $727,934
                                                                           ========     ========

     The Company operates in a highly competitive and technology driven environment. The consumer software industry is undergoing substantial change and is subject to a high level of uncertainty. The Company has estimated the useful life of the majority of its goodwill and acquired technology to be a short period based upon rapidly changing industry trends, an intense competitive environment, changing technology trends and rapidly changing customer preferences for the Company's products and other anticipated economic factors. Should the Company's business environment or conditions of business change, it may result in an impairment of these assets and may in turn result in an adjustment of the future carrying values or may result in a change in estimated useful life.

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

  Computation of Earnings Per Share

     Net income (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible debentures and notes, convertible Series A preferred stock and stock options and warrants using the treasury stock method. The computations do not include common stock equivalents where the effect would be antidilutive.

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  BUSINESS COMBINATIONS

  Three-Party Combination

     On February 4, 1994, the Company completed a three-way business combination (the "Three-Party Combination") among SoftKey Software Products Inc. ("Former SoftKey"), WordStar International Incorporated ("WordStar") and Spinnaker Software Corporation ("Spinnaker"). In connection with the Three-Party Combination, each Former SoftKey stockholder was entitled to receive, for each share held, .36 shares of the Company's common stock or .36 Exchangeable Non-Voting Shares (the "Exchangeable Shares") of SoftKey Software Products Inc. ("SoftKey Software"), the successor by amalgamation to Former SoftKey. Upon completion of the Three-Party Combination, the Company issued Former SoftKey stockholders a total of 1,354,219 shares of common stock and 7,582,498 Exchangeable Shares. The Company also issued a special voting share (the "Voting Share") which has a number of votes equal to the number of Exchangeable Shares outstanding. The holder of the Voting Share is not entitled to dividends and shall vote with the common stockholders as a single class. The Exchangeable Shares may be exchanged for the Company's common stock on a one-for-one basis until February 4, 2005, at which time any outstanding Exchangeable Shares automatically convert to shares of the Company's common stock. Each share of Spinnaker common stock was converted into .1624 shares of the Company's common stock. In connection with the Three-Party Combination and the Spinnaker rights offering, the Company issued a total of 5,887,295 shares of common stock to the former Spinnaker stockholders. The Three-Party Combination was accounted for using the pooling-of-interests method of accounting.

  MECC

     On May 17, 1996, the Company acquired Minnesota Educational Computing Corporation (MECC) ("MECC"), a publisher and developer of high quality educational software for children sold to consumers and schools, in exchange for 9,214,007 shares of the Company's common stock. The total purchase price was $284,631, including estimated transaction costs, value of stock options assumed and deferred income taxes related to certain identifiable intangible assets acquired. Approximately 1,048,000 MECC employee stock options were converted into stock options to purchase approximately 1,198,000 shares of TLC common stock.

  Compton's

     On December 28, 1995, the Company acquired Compton's New Media, Inc. and Compton's Learning Company (collectively, "Compton's"), developers and publishers of multimedia software titles. In and in connection with the acquisition, TLC issued a total of 5,052,697 shares of the Company's common stock, which included 587,036 shares of common stock to settle $14,000 of intercompany debt due to Tribune Company and executed a promissory note for $3,000 in cancellation of the remaining intercompany debt. The total purchase price was $104,394, including estimated transaction costs, deferred income taxes related to certain identifiable intangible assets acquired, settlement of certain intercompany debt to Tribune Company and the fair value of net liabilities assumed. The promissory note was repaid in 1996.

  The Learning Company

     On December 22, 1995, the Company acquired control of The Learning Company (the "The Former Learning Company"), a leading developer of educational software products for use at home and school. Under the terms of the merger agreement, the Company acquired, in a two-step business combination, all of the outstanding shares of The Former Learning Company for total consideration of approximately $684,066, including the value of stock options assumed, estimated transaction related costs and deferred income taxes related to certain identifiable intangible assets acquired. Approximately 1.1 million unvested employee stock options of The Former Learning Company were converted into options to purchase 3,123,000 shares of the

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's common stock, based on the merger consideration of $67.50 per share and were vested on or before January 26, 1996. Approximately $543,163 of the purchase price was settled in cash.

  tewi Verlag GmbH

     On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi"), a publisher and distributor of CD-ROM software and computer-related books, located in Munich, Germany. The purchase price was settled by a combination of cash and issuance of common stock. The Company issued 99,045 shares of common stock valued at $3,640 and may issue additional shares of common stock to a former shareholder of tewi pursuant to an earn-out agreement. The Company paid cash consideration of $12,688 for tewi. The additional shares issuable under the earn-out agreement have been treated as contingent consideration and will be recorded if and when certain future conditions are met. During 1996, $540 of consideration related to the contingent consideration was earned and recorded as expense by the Company.

     The purchase price for the 1996 acquisitions has been allocated based on fair value as follows:

                                                           MECC        Others       Total
                                                         --------     --------     --------
    Purchase price                                       $284,631     $ 15,681     $300,312
    Less: fair value of net tangible assets
      (liabilities)                                        13,990      (15,424)      (1,434)
                                                         --------     --------     --------
    Excess to allocate                                    270,641       31,105      301,746
    Less: excess allocated to:
      Incomplete technology                                56,688           --       56,688
      Completed technology and products                    88,501          285       88,786
      Brand and trademarks                                    894           --          894
                                                         --------     --------     --------
                                                          146,083          285      146,368
                                                         --------     --------     --------
    Goodwill                                             $124,558     $ 30,820     $155,378
                                                         ========     ========     ========

     The purchase price for the 1995 acquisitions has been allocated based on fair value as follows:

                                                   The Former
                                                    Learning
                                         tewi       Company      Compton's    Others       Total
                                        -------     --------     --------     -------     --------
Purchase price                          $16,915     $684,066     $104,394     $ 8,571     $813,946
Less: fair value of net tangible
  assets (liabilities)                   (3,757)      72,595      (12,075)     (1,102)      55,661
                                        -------     --------     --------     -------     --------
Excess to allocate                       20,672      611,471      116,469       9,673      758,285
Less: excess allocated to:
  Incomplete technology                      --       41,409       19,074          --       60,483
  Completed technology and products          --      100,171       22,483          --      122,654
  Brands and trademarks                      --        9,759        1,100          --       10,859
                                        -------     --------     --------     -------     --------
                                             --      151,339       42,657          --      193,996
                                        -------     --------     --------     -------     --------
Goodwill                                $20,672     $460,132     $ 73,812     $ 9,673     $564,289
                                        =======     ========     ========     =======     ========

     The Company engaged a nationally recognized, independent appraiser to express an opinion with respect to the estimated fair market value of a substantial portion of the assets acquired, to serve as a basis for the allocation of the purchase price for MECC, The Former Learning Company and Compton's. The Company primarily used the income approach to determine the fair market value of the identified intangible assets acquired. The debt-free cash flows, net of provision for operating expenses, were discounted to a net present value. The value of certain completed technology was based upon comparable fair values in the open market.

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Software technology was divided into two categories. Software technology and products under development not considered to have reached technological feasibility were expensed on acquisition.

     Each of the above acquisitions was accounted for using the purchase method of accounting. The pro forma adjustments detailed below include the effect of amortization of intangible assets and goodwill related to the acquisitions over their estimated useful lives of two years and the interest expense related to the issue of the $500,000 of debt for the period prior to acquisition or issuance, net of any related income tax effects. Unaudited pro forma results of operations for the transactions accounted for using the purchase method of accounting as though the acquisitions had occurred at the beginning of the Years Ended December 31, 1996 and 1995 are as follows:

                                                           The Former
Year Ended                                                  Learning            Pro forma   Pro forma
December 31, 1996             TLC       tewi     Compton's  Company    MECC     Adjustments Combined
-----------------          ---------   -------   --------   -------   -------   ---------   ---------
Revenues                   $ 343,321   $    --   $     --   $    --   $ 7,800   $      --   $ 351,121
Operating income (loss)     (381,312)       --         --        --    (9,212)    (41,128)   (431,652)
Net income (loss)           (405,451)       --         --        --    (7,021)    (34,009)   (446,481)
Net income (loss) per
  share                        (9.94)       --         --        --        --          --      (10.12)

Year Ended
December 31, 1995
-----------------
Revenues                   $ 167,042   $ 3,720   $ 23,204   $60,698   $33,815   $      --   $ 288,479
Operating income (loss)      (60,870)   (3,589)   (13,904)   10,874     6,079    (428,239)   (489,649)
Net income (loss)            (65,960)   (3,643)    (9,626)    7,398     5,070    (398,195)   (464,956)
Net income (loss) per
  share                        (2.65)       --         --        --        --          --      (12.01)

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

(3)  OTHER LONG-TERM ASSETS

                                                                         December 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Building, land and leasehold improvements                        $  4,516     $  3,770
    Computer equipment                                                 26,362       22,695
    Furniture and fixtures                                              9,062        8,738
                                                                     --------     --------
                                                                       39,940       35,203
    Less: accumulated depreciation and amortization                   (22,273)     (15,582)
                                                                     --------     --------
                                                                       17,667       19,621
    Other                                                               5,308           --
                                                                     --------     --------
                                                                     $ 22,975     $ 19,621
                                                                     ========     ========

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Included in computer equipment is equipment under capital lease of $2,207 and $3,340 at December 31, 1996 and 1995, respectively. Depreciation expense was $6,491, $6,767 and $2,832 in each of the Years Ended December 31, 1996, 1995 and 1994, respectively.

(4)  LINE OF CREDIT

     TLC Multimedia Inc., a wholly owned subsidiary of the Company, has a revolving line of credit (the "Line"), to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1998 and bear interest at the prime rate (8 1/4% at December 31, 1996). The Line is subject to certain financial covenants, is secured by a general security interest in the assets of The Learning Company, Inc. and certain other subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. $25,000 was drawn on the Line at December 31, 1996. This amount was repaid subsequent to year end.

(5)  LONG-TERM DEBT

                                                                         December 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Senior Convertible Notes                                         $331,650     $350,000
    Obligations under capital leases                                    2,099        1,614
                                                                     --------     --------
                                                                      333,749      351,614
    Less: current portion                                                (819)        (963)
                                                                     --------     --------
                                                                     $332,930     $350,651
                                                                     ========     ========

     On October 23, 1995, the Company completed a private offering of $350,000 principal amount 5 1/2% Senior Convertible Notes due 2000 (the "Notes"), which are unsecured. The Notes will be redeemable by the Company on or after November 2, 1998 at redemption prices of 102.2% on November 2, 1998, 101.1% on November 1, 1999 and 100% on or after November 1, 2000 and are convertible into common stock at a price of $53 per share. Interest is payable on the Notes semi-annually on May 1 and November 1 each year. Principal totaling $18,350 was repurchased during the year.

(6)  RELATED PARTY DEBT

                                                                         December 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Senior Convertible/Exchangeable Notes                            $150,000     $150,000
    Accrued interest                                                    5,264          100
    Term Notes                                                             --        4,214
                                                                     --------     --------
                                                                      155,264      154,314
    Less: current portion                                              (5,264)      (4,314)
                                                                     --------     --------
                                                                     $150,000     $150,000
                                                                     ========     ========

     On December 28, 1995, Tribune Company made a strategic investment in the Company in the form of $150,000 principal amount 5 1/2% Senior Convertible/Exchangeable Notes due 2000 (the "Tribune Notes"). The Tribune Notes are exchangeable into 5 1/2% Series C Convertible Preferred Stock (the "Preferred Shares") at Tribune Company's option. The Tribune Notes and Preferred Shares will be redeemable by the Company on or after November 2, 1998 at redemption prices of 102.2% on November 2, 1998, 101.1% on November 1, 1999 and 100% on November 1, 2000 and are convertible into common stock at a price of $53 per share. The Tribune Notes rank pari passu with the Notes and are unsecured. Interest is payable on the Tribune Notes semi-annually on May 1 and November 1 each year.

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In and in connection with the acquisition of Compton's from the Tribune Company, the Company issued a $3,000 note payable (the "Compton's Note"). The Compton's Note bore interest at a rate of 6 1/2% and was repaid in April 1996 through the issuance of 158,099 shares of common stock.

(7)  COMMITMENTS AND CONTINGENCIES

  Lease Obligations

     The Company leases office facilities and equipment under operating and capital leases. Rental expense for operating leases was approximately $3,234, $2,308 and $1,756 for the Years Ended December 31, 1996, 1995 and 1994, respectively. Future annual payments under capital and operating leases are as follows:

                                                                       Capital     Operating
                                                                       Leases       Leases
                                                                       -------     ---------
    1997                                                                $  960      $ 5,403
    1998                                                                   797        5,128
    1999                                                                   573        4,503
    2000                                                                    91        4,162
    2001                                                                    --        3,412
    Thereafter                                                              --          616
                                                                        ------      -------
                                                                         2,421      $23,224
                                                                                    =======
    Less: interest                                                        (322)
    Less: current portion                                                 (819)
                                                                        ------
                                                                        $1,280
                                                                        ======

  Legal Claims

     On February 24, 1997, the Company terminated its business relationship with Stream International, Inc. ("Stream") which had been providing duplication, assembly and fulfillment services for certain of the Company's products. The Company terminated the relationship due to Stream's inability to perform its obligations under its contract after it relocated the facility responsible for the manufacture of the Company's product. The Company filed suit against Stream and currently estimates that in litigation it will be seeking direct and consequential damages from Stream in an amount in excess of $38 million. Stream has asserted counterclaims for certain outstanding invoices and other matters in the amount of approximately $26 million. Management believes that the outcome of these claims will not have a material adverse effect on the financial position or results of operations of the Company.

(8)  COMMON STOCK

     At December 31, 1996, the Company has reserved for issuance approximately 11,762,648 shares of its common stock related to options and warrants. In addition, the Company has reserved a total of 9,433,963 shares of its common stock for issuance related to the Notes and the Tribune Note. In connection with the Three-Party Combination, the Company has reserved 1,551,428 shares of its common stock for issuance related to the Exchangeable Shares at December 31, 1996. The Exchangeable Shares are represented by the one share of Special Voting Stock. During the Year Ended December 31, 1996, the Company increased its authorized common stock from 60,000,000 to 120,000,000 shares.

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  STOCK OPTIONS AND WARRANTS

  Stock Option Plans

     1990 Long-Term Equity Incentive Plan

     The Company has a Long-Term Equity Incentive Plan (the "LTIP"). The LTIP allows for incentive stock options, nonqualified stock options and various other stock awards. Administration of the LTIP is conducted by the Company's Compensation Committee of the Board of Directors. The Compensation Committee determines the amount and type of option or award and terms and conditions and vesting schedules of the award or option. Upon a change of control, as defined, awards and options then outstanding become fully vested, subject to certain limitations.

     On May 28, 1996, the Board of Directors of the Company approved an amendment to increase the maximum number of shares of common stock issuable under the LTIP to 7,000,000 from 5,450,000. The total number of shares of common stock reserved and available for issuance under the LTIP at December 31, 1996 was 4,800,599 shares, 1,232,883 of which remained available for grant.

     1996 Non-Qualified Stock Option Plan

     The Company initiated a non-qualified stock option plan (the "1996 Plan") that was approved by the Company's Board of Directors on February 5, 1996. The 1996 plan allows for non-qualified stock options and various other stock awards. Administration of the 1996 Plan is conducted by the Company's Compensation Committee of the Board of Directors. The administrator determines the amount and type of option or award and terms and conditions and vesting schedules of the award or option. Upon a change of control, as defined, awards and options then outstanding become fully vested, subject to certain limitations. The maximum number of shares issuable under the 1996 plan is 5,000,000. The total number of shares of common stock reserved and available under the 1996 Plan at December 31, 1996 was 4,967,133 shares, 219,645 of which remained available for grant.

     1994 Non-Employee Director Stock Option Plans

     On April 26, 1994, the Board of Directors approved a non-employee director stock option plan (the "Non-Employee Directors Plan"). The Non-Employee Directors Plan provides for an initial grant of 20,000 options at fair market value to be issued to each non-employee director who first became a director of the Company after February 1, 1994 ("Initial Grants"). During the Year Ended December 31, 1995 a further 100,000 options were granted to each of the non-employee directors. During the Year Ended December 31, 1996, a further 26,667 options were granted to each of the non-employee directors. The maximum number of common shares issuable under the Non-Employee Directors Plan is 500,000, all of which were granted at December 31, 1996. Options granted to non-employee directors as Initial Grants were 100% exercisable at the time of grant and options issued as subsequent grants become exercisable over a three-year period. All such options are exercisable for a period of 10 years from date of grant.

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the stock option activity under the LTIP, the 1996 Plan and the Non-Employee Directors Plan:

                              December 31, 1996             December 31, 1995             December 31, 1994
                         ---------------------------   ---------------------------   ---------------------------
                                         Weighted                      Weighted                      Weighted
                                         Average                       Average                       Average
                           Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
                         ----------   --------------   ----------   --------------   ----------   --------------
Beginning                 6,663,769       $14.30        2,599,980       $11.62        1,999,203       $12.02
Assumed in acquisitions   1,197,852         8.39        3,123,938         8.10               --           --
Granted                   7,202,103        17.79        2,446,996        25.72        1,287,707        11.60
Exercised                (3,198,476)        7.73       (1,394,035)       28.76         (513,078)       11.08
Canceled                 (1,787,297)       19.77         (113,110)       19.81         (173,852)       15.96
                         ----------       ------       ----------       ------        ---------       ------
Ending                   10,077,951       $17.22        6,663,769       $14.30        2,599,980       $11.62
                         ==========       ======       ==========       ======        =========       ======

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                        Options Outstanding                         Options Exercisable
                          ------------------------------------------------     ------------------------------
                                             Weighted
                                              Average
                             Number          Remaining         Weighted          Number           Weighted
  Range of Exercise        Outstanding      Contractual        Average         Exercisable        Average
       Prices              at 12/31/96         Life         Exercise Price     at 12/31/96     Exercise Price
---------------------     -------------     -----------     --------------     -----------     --------------
$ 0.05   -  $14.05        2,042,707          6.58            $ 9.35          1,781,554          $ 9.15
 14.87   -   16.06        4,394,275          8.99             16.05            731,721           16.05
 16.19   -   22.75        2,599,363          7.77             21.12          1,326,341           22.17
 23.40   -   38.62        1,036,606          9.19             27.78            194,028           28.09
 39.62   -   39.62            5,000          8.66             39.63              2,085           39.63
------      ------       ----------          ----            ------          ---------          ------
$ 0.05   -  $39.62       10,077,951          8.21            $17.22          4,035,729          $15.61
======      ======       ==========          ====            ======          =========          ======

     Options to purchase 4,035,729, 1,697,054 and 2,043,357 shares of common stock were exercisable at December 31, 1996, 1995 and 1994, respectively.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans as calculated under SFAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                      1996          1995
                                                                    ---------     --------
    Net loss -- as reported                                         $(405,451)    $(65,960)
    Net loss -- pro forma                                            (430,765)     (80,670)
    Net loss per share -- as reported                                   (9.94)       (2.65)
    Net loss per share -- pro forma                                    (10.56)       (3.25)

     The above compensation cost does not include the fair value of the stock options assumed in connection with the acquisitions, as the fair value of such options have been included in the purchase price of the acquired companies.

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                                                                    1996       1995
                                                                   ------     ------
          Dividend yield                                               --         --
          Expected volatility                                       .7857      .6827
          Risk free interest rate                                   5.47%      5.31%
          Expected lives                                            4 yrs      4 yrs
          Weighted average grant-date fair value of options
            granted                                                $10.79     $15.61

     The effects of applying SFAS 123 in this disclosure are not indicative of future amounts. SFAS 123 does not apply to grants prior to 1995, and additional grants in future years are anticipated.

     On March 13, 1997, the Company instituted an Option Exchange Program under which certain employees (other than employees who are directors) with options exercisable at $10.40 per share or higher were given the opportunity to exchange such options for options with an exercise price of $10.40 per share.

  Warrants

     On July 31, 1995, the Company announced that it would redeem all of its 2,925,000 publicly traded warrants for $0.10 per warrant on August 31, 1995 in accordance with the terms and conditions of the warrants. Holders of such warrants received in exchange for the warrants an aggregate of 289,959 shares of common stock. The remaining 25,410 warrants were redeemed by the Company.

(10)  AMORTIZATION AND MERGER RELATED CHARGES

     During the year ended December 31, 1996 the Company completed the acquisition of MECC. During the Year Ended December 31, 1995 the Company completed the acquisitions of The Former Learning Company, Compton's, tewi and Future Vision. Amortization and merger related charges are as follows:

                                                               Years Ended December 31,
                                                           --------------------------------
                                                             1996         1995        1994
                                                           --------     --------     ------
    Amortization of goodwill and other assets              $333,858     $ 24,783     $1,185
    Amortization of acquired technology                     101,008        7,185        422
    Charge for incomplete technology                         56,688       60,483         --
    Employee severance costs                                  4,260        1,304        163
    Provision for earnouts                                    2,917           --         --
    Professional fees and other transaction related costs     1,267        5,653        636
    Other                                                     1,332        1,131        280
    Provision for (reversal of) litigation                       --        2,633       (254)
                                                           --------     --------     ------
                                                           $501,330     $103,172     $2,432
                                                           ========     ========     ======

     Merger related costs were expensed as incurred or were recorded when it became probable that the transaction would occur and the expense could be reasonably estimated.

     The amortization of goodwill and acquired technology related costs in 1996 and 1995 represent primarily the amortization of the goodwill and acquired technology assets in connection with the acquisitions of MECC, The Former Learning Company and Compton's. The charge for incomplete technology in the Year Ended December 31, 1996 relates to products being developed by MECC and in the Year Ended December 31, 1995 relates to products being developed by The Former Learning Company and Compton's, in each case which the Company believes had not reached technological feasibility at the date of acquisition and additional development would be required to complete the software technology.

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Professional fees and other transaction related costs in the Year Ended December 31, 1996 relate to additional legal and accounting costs incurred primarily in the first quarter of 1996 in connection with the acquisition of MECC. Professional fees and other transaction related costs in the Year Ended December 31, 1995 relate to the investment banking, legal and accounting costs incurred to such date for the proposed merger with MECC and the professional fees associated with the acquisition of Future Vision on August 31, 1995. Substantially all of these costs were paid prior to December 31, 1996.

     Employee severance costs in the Year Ended December 31, 1996 related to termination of employees of the Company in connection with the acquisitions of The Former Learning Company and MECC and the related changes in strategy. A total of 108 employees were terminated in the areas of operations, marketing, sales, technical support and product development. Employee severance costs in the Year Ended December 31, 1995 related to termination of employees in connection with the acquisitions of Future Vision and certain severances related to changes in the Company's operations related to the acquisitions and changes in strategy. A total of 63 employees were terminated in the areas of operations, product development and administration. These costs were all substantially paid prior to December 31, 1996.

     The provision for litigation in the Year Ended December 31, 1995 relates primarily to estimated legal settlements for claims that were determined by the Company to be probable related to the operations of Future Vision. Substantially all of these amounts were paid prior to December 31, 1996.

     At December 31, 1996, the Company had merger related accruals of $10,667, primarily related to the acquisitions. The accruals consisted of amounts due for investment banking fees, settlement of litigation, legal and accounting fees, employee severance and lease termination costs related to the acquisitions. The Company expects to substantially pay the remaining amounts prior to December 31, 1997.

(11)  INCOME TAXES

     The Company's net income for the years ended December 31, 1996, 1995 and 1994 includes amortization and acquisition charges of $501,330, $103,172 and $0, respectively, which are not deductible for income tax purposes. The Company's income (loss) before income taxes consists of the following:

                                                             Years Ended December 31,
                                                        -----------------------------------
                                                          1996          1995         1994
                                                        ---------     --------     --------
    United States                                       $(420,905)    $(64,987)     $13,734
    Foreign                                                15,454        4,822       11,472
                                                        ---------     --------      -------
                                                        $(405,451)    $(60,165)     $25,206
                                                        =========     ========      =======

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes consists of the following:

                                                                Years Ended December 31,
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
    Current income taxes:
      Federal                                                $ 16,777    $ 6,000     $   70
      State                                                     2,868      1,500         50
      Foreign                                                   4,000        250         --
                                                             --------    -------     ------
                                                               23,645      7,750        120
                                                             --------    -------     ------
    Deferred income taxes (benefit):
      Federal                                                 (23,645)    (1,955)        --
      State                                                        --         --         --
      Foreign                                                      --         --      3,941
                                                             --------    -------     ------
                                                              (23,645)    (1,955)     3,941
                                                             --------    -------     ------
                                                             $     --    $ 5,795     $4,061
                                                             ========    =======     ======

     Deferred taxes result from timing differences in the recognition of certain items for income tax and financial reporting purposes. The source of these differences and the tax effects are primarily from tax depreciation and certain allowances and reserves not deductible in the current period.

     The Company's actual tax, with 1996, 1995 and 1994 statutory tax reported on income before acquisition related charges, is as follows:

                                                              Years Ended December 31,
                                                          ---------------------------------
                                                            1996         1995        1994
                                                          --------     --------     -------
    Tax provision at statutory federal
      income tax rate (35%)                               $ 33,558     $ 15,052     $ 8,822
    State income tax, net of federal benefit                 5,571        2,500          50
    Net foreign earnings taxed at rates
      different than federal tax rate                        2,319          700         (74)
    Utilization of prior year tax benefits                 (41,448)     (12,457)     (4,737)
                                                          --------     --------     -------
                                                          $     --     $  5,795     $ 4,061
                                                          ========     ========     =======

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                    Years Ended December
                                                                             31,
                                                                   -----------------------
                                                                     1996           1995
                                                                   --------       --------
    Deferred tax assets:
      Net operating losses and credits                             $ 14,284       $ 19,300
      Accounts receivable reserves                                      286          3,557
      Development costs                                                  --          1,848
      Other reserves and accruals                                     7,818          1,605
                                                                   --------       --------
                                                                     22,388         26,310
    Less: Valuation allowance                                       (18,052)       (17,214)
                                                                   --------       --------
                                                                      4,336          9,096
                                                                   --------       --------
    Tax liabilities:
      Acquired intangible assets                                    (54,429)       (54,656)
      Deferred foreign taxes                                         (3,941)        (3,941)
      Other liabilities                                             (28,550)        (7,618)
                                                                   --------       --------
                                                                    (86,920)       (66,215)
                                                                   --------       --------
    Net deferred tax liability                                     $(82,584)      $(57,119)
                                                                   ========       ========

     The valuation allowance relates to uncertainties surrounding the recoverability of deferred tax assets. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which benefits from net operating loss carry forwards are available and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors at December 31, 1996 management recorded a valuation reserve for deferred tax assets of $18,052. At December 31, 1996, the Company had worldwide net operating loss carryforwards and other tax benefits before merger related benefits of approximately $40,810 for income tax purposes, expiring from the year 1999 through 2009. The Company expects to reduce its deferred tax liability in proportion to the amortization taken on certain intangible assets established in the acquisitions. The reduction of the intangible assets and the deferred tax liability will not impact future cash flows of the Company. The utilization of tax loss carryforwards is subject to limitations under Section 382 of the Internal Revenue Code, the US consolidated tax return provisions, and local country tax regulations.

                           THE LEARNING COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(12)  GEOGRAPHIC INFORMATION

     The Company operates primarily in one business segment -- software for use with microcomputers. The following table presents information concerning the Company's North American, European and other operations during the Years Ended December 31, 1996, 1995 and 1994.

                                             NORTH
                                            AMERICA     EUROPE     OTHER    ELIMINATION'S   CONSOLIDATED
                                           ---------    -------    ------   -------------   ------------
DECEMBER 31, 1996
REVENUES:
  Customers                                $ 284,537    $57,094    $1,690      $    --        $ 343,321
  Inter-company                                  383      6,698        --       (7,081)              --
                                           ---------    -------    ------      -------        ---------
     Total                                 $ 284,920    $63,792    $1,690      $(7,081)       $ 343,321
                                           =========    =======    ======      =======        =========
INCOME (LOSS) FROM OPERATIONS              $(392,905)   $10,531    $1,062      $    --        $(381,312)
                                           =========    =======    ======      =======        =========
IDENTIFIABLE ASSETS                        $ 769,338    $23,096    $1,084      $    --        $ 793,518
                                           =========    =======    ======      =======        =========
DECEMBER 31, 1995
REVENUES:
  Customers                                $ 140,811    $27,380    $1,227      $(2,376)       $ 167,042
  Inter-company                                  696     (3,071)       (1)       2,376               --
                                           ---------    -------    ------      -------        ---------
     Total                                 $ 141,507    $24,309    $1,226      $    --          167,042
                                           =========    =======    ======      =======        =========
INCOME (LOSS) FROM OPERATIONS              $ (64,754)   $ 3,256    $  628      $    --          (60,870)
                                           =========    =======    ======      =======        =========
IDENTIFIABLE ASSETS                        $ 891,266    $ 9,062    $   85      $    --        $ 900,413
                                           =========    =======    ======      =======        =========
DECEMBER 31, 1994
REVENUES:
  Customers                                $ 110,278    $11,422    $1,093      $(1,506)       $ 121,287
  Inter-company                                3,006      2,172       (60)      (5,118)              --
                                           ---------    -------    ------      -------        ---------
     Total                                 $ 113,284    $13,594    $1,033      $(6,624)       $ 121,287
                                           =========    =======    ======      =======        =========
INCOME FROM OPERATIONS                     $  24,617    $ 1,096    $  482      $  (454)       $  25,741
                                           =========    =======    ======      =======        =========
IDENTIFIABLE ASSETS                        $  89,131    $ 2,801    $ (146)     $  (971)       $  90,815
                                           =========    =======    ======      =======        =========

     The Company conducts a portion of its operations outside the United States. At December 31, 1996, $8,432 of cash and cash equivalents were subject to currency fluctuations. Sales and transfers between geographic areas are generally priced at market, less an allowance for marketing costs. No single customer accounted for greater than 10% of revenues for any of the periods presented.

                                                                     SCHEDULE II

                           THE LEARNING COMPANY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1996, 1995 and 1994,
                                 (In thousands)

                                                                Additions
                                                       ---------------------------
                                         Balance at    Charged to                                  Balance at
                                        Beginning of    Cost and      Charged to                     End of
                                           Period       Expenses    Other Accounts   Deductions(1)   Period
                                        ------------   ----------   --------------   -----------   ----------
YEAR ENDED DECEMBER 31, 1996
  Allowance for returns and doubtful
     accounts                             $ 6,851        $38,112          --           $(29,772)     $15,191
YEAR ENDED DECEMBER 31, 1995
  Allowance for returns and doubtful
     accounts                             $ 6,744        $22,358          --           $(22,251)     $ 6,851
YEAR ENDED DECEMBER 31, 1994
  Allowance for returns and doubtful
     accounts                             $16,216        $13,744          --           $(23,216)     $ 6,744

---------------

(1) Deductions relate to credits issued for returns and allowances against accounts receivable.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item appears in sections captioned "Nominees," "Executive Officers," and "Management's Stock Ownership" in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item appears in sections captioned "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Comparative Stock Performance," "Executive Compensation," "Employment and Severance Arrangements," "Stock Options Granted in 1997," "Option Exercises and Values for 1996" and
section 16(a) "Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item appears in sections captioned "Management's Stock Ownership" and "Security Ownership of Certain Beneficial Owners" in the 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item appears in section(s) captioned "Compensation of Directors" and "Related Transactions" in the 1997 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report

      (1) FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
       CONSOLIDATED FINANCIAL STATEMENTS:
         Report of Independent Accountants                                               25
         Consolidated Balance Sheets as of December 31, 1996 and 1995                    26
         Consolidated Statements of Operations for the Years Ended December 31, 1996,
            1995 and 1994                                                                27
         Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
            December 31, 1996, 1995 and 1994                                             28
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
            1995 and 1994                                                                29
         Notes to Consolidated Financial Statements                                      31

      (2) FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
       CONSOLIDATED SUPPLEMENTARY FINANCIAL SCHEDULE:
         Schedule II -- Valuation and Qualifying Accounts                                46

      (3) EXHIBITS

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
  2.1     -- Amended and Restated Combination Agreement by and among WordStar International
             Incorporated, SoftKey Software Products Inc., Spinnaker Software Corporation and
             SSC Acquisition Corporation dated as of August 17, 1993, as amended(1)

  3.1     -- Restated Certificate of Incorporation, as amended(2)

  3.2     -- Bylaws of the Company, as amended(2)

  4.1     -- Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the
             "Indenture")(3)

  4.2     -- First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee(4)

  4.3     -- Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(4)

  4.4     -- Letter Agreement dated November 22, 1995 amending the Registration Rights
             Agreement(4)

  4.5     -- Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(5)

  4.6     -- Form of Indenture between the Company and State Street Bank and Trust Company, as
             Trustee, for 5 1/2% Senior Convertible/Exchangeable Notes Due 2000(6)

 10.1     -- Employment Agreement dated March 5, 1997 by and between the Company and Tony
             Bordon*

 10.2     -- Employment Agreement dated May 27, 1994 by and between the Company and Michael
             Perik(7)*

 10.3     -- Employment Agreement dated May 27, 1994 by and between the Company and Kevin
             O'Leary(7)*

 10.4     -- Employment Agreement dated February 1, 1994 by and between the Company and R.
             Scott Murray(8)*

 10.5     -- Employment Agreement dated October 8, 1993 by and between SoftKey Software
             Products Inc. and David E. Patrick(8)*

 10.6     -- 1994 Non-Employee Director Stock Option Plan, as amended and restated effective
             February 5, 1996(9)*

 10.7     -- Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option
             Plan(9)*

 10.8     -- Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and Fleet
             Bank of Massachusetts, N.A. (10)

 10.9     -- Second Amendment dated as of May 17, 1995 by and between SoftKey Inc. and Fleet
             Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994(11)

 10.10    -- Third Amendment dated as of December 22, 1995 by and among SoftKey Inc. and Fleet
             Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994(9)

 10.11    -- Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc. and Fleet
             Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994(9)

 10.12    -- Fifth Amendment dated as of October 4, 1996 by and among SoftKey Inc. and Fleet
             National Bank, as successor in interest to Fleet Bank of Massachusetts, to Credit
             Agreement dated as of September 30, 1994(12)

 10.13    -- Employment Agreement dated March 1, 1994 by and between SoftKey Software Products
             Inc. and Robert Gagnon(13)*

 10.14    -- Amendment No. 1 dated as of March 1, 1995, to Employment Agreement dated as of
             February 1, 1994 by and between R. Scott Murray and the Company(13)*

 10.15    -- Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial
             Services Corporation #1 and SoftKey Inc.(13)

 10.16    -- Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1(13)

 10.17    -- 1990 Long Term Equity Incentive Plan, as amended and restated through October 31,
             1996*

 10.18    -- Form of Stock Option Agreement under 1990 Long Term Equity Incentive Plan(9)*

 10.19    -- 1996 Stock Option Plan, as amended and restated through October 31, 1996*

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
 10.20    -- Form of Stock Option Agreement under 1996 Stock Option Plan(9)*

 10.21    -- Form of Standstill Agreement by and between the Company and Tribune Company(5)

 11.1     -- Statement Re: Computation of Per Share Earnings

 21.1     -- Subsidiaries of the Company

 23.1     -- Written Consent of Coopers & Lybrand L.L.P.

---------------
  *  Denotes management contract or compensatory plan or arrangement.

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

 (4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

 (5) Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

 (6) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

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

(12) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 5, 1996.

(13) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  (b) Reports on Form 8-K

     The registrant filed a Current Report on Form 8-K reporting that, effective October 24, 1996, it had changed its name to The Learning Company, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE LEARNING COMPANY, INC.

                                          By:        /s/ MICHAEL PERIK
                                            ------------------------------------
                                                       Michael Perik
                                                Chief Executive Officer and
                                                   Chairman of the Board
                                               (principal executive officer)

Date: April 3, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 3, 1997.

                  SIGNATURE                                        TITLE
                  ---------                                        -----

              /s/ MICHAEL PERIK                Director, Chief Executive Officer and Chairman
---------------------------------------------    of the Board of Directors
                Michael Perik

              /s/ ROBERT GAGNON                Director
---------------------------------------------
                Robert Gagnon

              /s/ KEVIN O'LEARY                Director and President
---------------------------------------------
                Kevin O'Leary

             /s/ ROBERT RUBINOFF               Director
---------------------------------------------
               Robert Rubinoff

              /s/ MICHAEL BELL                 Director
---------------------------------------------
                Michael Bell

             /s/ SCOTT SPERLING                Director
---------------------------------------------
               Scott Sperling

              /s/ JAMES DOWDLE                 Director
---------------------------------------------
                James Dowdle

             /s/ LAMAR ALEXANDER               Director
---------------------------------------------
               Lamar Alexander

             /s/ CHARLES PALMER                Director
---------------------------------------------
               Charles Palmer

             /s/ R. SCOTT MURRAY               Executive Vice President and Chief
---------------------------------------------    Financial Officer (principal financial
               R. Scott Murray                   officer and principal accounting officer)


                                 EXHIBIT INDEX

EXHIBIT                                                                                    PAGE
NUMBER                                      DESCRIPTION                                   NUMBER
-------                                     -----------                                   ------
  2.1     -- Amended and Restated Combination Agreement by and among WordStar
             International Incorporated, SoftKey Software Products Inc., Spinnaker
             Software Corporation and SSC Acquisition Corporation dated as of August
             17, 1993, as amended(1)

  3.1     -- Restated Certificate of Incorporation, as amended(2)

  3.2     -- Bylaws of the Company, as amended(2)

  4.1     -- Indenture dated as of October 16, 1995 between the Company and State
             Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible
             Notes due 2000 (the "Indenture")(3)

  4.2     -- First Supplemental Indenture to the Indenture, dated as of November 22,
             1995, by and between the Company and State Street Bank and Trust Company, as Trustee(4)

  4.3     -- Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(4)

  4.4     -- Letter Agreement dated November 22, 1995 amending the Registration Rights
             Agreement(4)

  4.5     -- Form of Securities Resale Registration Rights Agreement by and among the
             Company and Tribune Company(5)

  4.6     -- Form of Indenture between the Company and State Street Bank and Trust
             Company, as Trustee, for 5 1/2% Senior Convertible/Exchangeable Notes Due
             2000(6)

 10.1     -- Employment Agreement dated March 5, 1997 by and between the Company and
             Tony Bordon*

 10.2     -- Employment Agreement dated May 27, 1994 by and between the Company and
             Michael Perik(7)*

 10.3     -- Employment Agreement dated May 27, 1994 by and between the Company and
             Kevin O'Leary(7)*

 10.4     -- Employment Agreement dated February 1, 1994 by and between the Company and R. Scott Murray(8)*

 10.5     -- Employment Agreement dated October 8, 1993 by and between SoftKey
             Software Products Inc. and David E. Patrick(8)*

 10.6     -- 1994 Non-Employee Director Stock Option Plan, as amended and restated
             effective February 5, 1996(9)*

 10.7     -- Form of Stock Option Agreement under 1994 Non-Employee Director Stock
             Option Plan(9)*

 10.8     -- Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and
             Fleet Bank of Massachusetts, N.A.(10)

 10.9     -- Second Amendment dated as of May 17, 1995 by and between SoftKey Inc. and
             Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of
             September 30, 1994(11)

 10.10    -- Third Amendment dated as of December 22, 1995 by and among SoftKey Inc.
             and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of
             September 30, 1994(9)

 10.11    -- Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc.
             and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of
             September 30, 1994(9)

 10.12    -- Fifth Amendment dated as of October 4, 1996 by and among SoftKey Inc. and
             Fleet National Bank, as successor in interest to Fleet Bank of
             Massachusetts, N.A., to Credit Agreement dated as of September 30,
             1994(12)

 10.13    -- Employment Agreement dated March 1, 1994 by and between SoftKey Software
             Products Inc. and Robert Gagnon(13)

 10.14    -- Amendment No. 1 dated as of March 1, 1995, to Employment Agreement dated as of February 1, 1994 by and between R. Scott Murray and the
             Company(13)*

EXHIBIT                                                                                    PAGE
NUMBER                                      DESCRIPTION                                   NUMBER
------                                      -----------                                   ------
 10.15    -- Sublease Agreement dated as of January 5, 1995 by and between Mellon
             Financial Services Corporation #1 and SoftKey Inc.(13)

 10.16    -- Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1(13)

 10.17    -- 1990 Long Term Equity Incentive Plan, as amended and restated through
             October 31, 1996*

 10.18    -- Form of Stock Option Agreement under 1990 Long Term Equity Incentive
             Plan(9)*

 10.19    -- 1996 Stock Option Plan, as amended and restated through October 31, 1996*

 10.20    -- Form of Stock Option Agreement under 1996 Stock Option Plan(9)*

 10.21    -- Form of Standstill Agreement by and between the Company and Tribune
             Company(5)

 11.1     -- Statement Re: Computation of Per Share Earnings

 21.1     -- Subsidiaries of the Company

 23.1     -- Written Consent of Coopers & Lybrand L.L.P.

---------------

  *  Denotes management contract or compensatory plan or arrangement.

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

 (4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

 (5) Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

 (6) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

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

(12) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 5, 1996.

(13) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.