Form 10-K/A
period 1997-01-04
LEARNING CO INC
filed 1997-05-05
CIK 719612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A

    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 4, 1997.

                         Commission file number: 0-13069

                           THE LEARNING COMPANY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         94-2562108
           --------                                         ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

ONE ATHENAEUM STREET
CAMBRIDGE, MASSACHUSETTS                                         02142
------------------------                                         -----
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (617) 494-1200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
       -------------------               ------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ___

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 1, 1997 was approximately $427,917,345.63. As of March 1, 1997, 44,458,945 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended January 4, 1997 to restate Part III, in its entirety, as follows:

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists, as of May 2, 1997, the directors and executive officers of the Company:

Name                       Age             Position
----                       ---             --------

Lamar Alexander            56              Director

Michael A. Bell            42              Director

James Dowdle               63              Director

Robert Gagnon              59              Director and Executive Vice
                                           President, SoftKey Software
                                           Products

Kevin O'Leary              42              Director and President

Charles L. Palmer          55              Director

Michael J. Perik           39              Chairman of the Board and
                                           Chief Executive Officer

Robert Rubinoff            58              Director

Scott M. Sperling          39              Director

David E. Patrick           40              Executive Vice President,
                                           Worldwide Sales

R. Scott Murray            33              Chief Financial Officer

Anthony J. Bordon          38              President, International

Diana L. James-Cairns      43              Senior Vice President,
                                           Marketing

Martin P. Rice             59              Senior Vice President,
                                           Research and Development

         Mr. Alexander became a director of the Company in October 1996. He was a co-founder and has been Vice Chairman of CorporateFamily Solutions, a manager of worksite childcare centers, schools and family centers, since May 1996. Prior thereto he was counsel to the law firm of Baker Donelson from January 1993 until March 1995. Mr. Alexander served as U.S. Secretary of Education from 1991 until 1993, was President of the University of Tennessee from 1988 until 1991 and served as Governor of Tennessee from 1979 until 1987. He chaired President Reagan's Commission on American Outdoors from 1985 until 1987 and was awarded the James Conant Award by the Education Commission of the States in 1988. In 1986 he chaired the National Governors' Association and its 50-state education survey,

Time for Results. During 1996, Mr. Alexander was a candidate for President of the United States. He is a member of the Audit and Compensation Committees.

         Mr. Bell became a director of the Company in February 1994. He has been a director and officer of Monitor Company, Inc., a management consulting firm, and a group of affiliated companies since 1983.

         Mr. Dowdle became a director of the Company in December 1995. He is executive Vice President/Media Operations of Tribune Company, a media and entertainment company, and has been a director of Tribune Company since 1985.

         Mr. Gagnon became a director of the Company in February 1994 and has been a director and Executive Vice President of SoftKey Software since February 1994. Prior to the Three-Party Combination, he had been a director of Former SoftKey from 1991 and Vice President, Finance, of Informatrix 2000, Inc., a Canadian predecessor of Former SoftKey, since 1987.

         Mr. O'Leary became President and a director of the Company in February 1994. He is a founder of SoftKey Software and, prior to the Three-Party Combination, had been President and a director of Former SoftKey and its predecessors since 1984.

         Mr. Palmer became a director of the Company in July 1996. Prior thereto he had served as Chairman of the Board and a director of MECC from January 1991 until its acquisition by the Company in May 1996. Mr. Palmer has been President and Principal of North American Business Development Company, III, L.L.C., the general partner of North American Fund III L.P., a business development company, since 1996. Mr. Palmer has been President and Principal of North American Business Development Company, L.L.C., or its predecessor, the general partner of North American Fund II, L.P., a business development company, since 1989, and has been Managing General Partner of North American Company Ltd. since 1972. North American Company Ltd. is an affiliate of North American Fund II, L.P., North American Business Development Company, L.L.C., North American Fund III and North American Business Development Company III, L.L.C. Prior to joining North American Company Ltd., Mr. Palmer was a founder, Vice President and subsequently a Director of Heizer Corporation, a business development company. Mr. Palmer serves on the boards of directors of Allied Capital Commercial Corporation and SunBank of South Florida, N.A.

         Mr. Perik became Chairman of the Board and Chief Executive Officer of the Company in February 1994. He is also President and a director of SoftKey Software. Prior to the Three-Party Combination, Mr. Perik had been Chief Executive Officer and a director of Former SoftKey since 1991. From 1988 until 1991, he was Vice President of Investments of Denbridge Capital Corporation, a Canadian investment company.

         Mr. Rubinoff became a director of the Company in February 1994. Mr. Rubinoff is also a director of SoftKey Software. Prior to the Three-Party Combination he had been a director of Former SoftKey and its predecessors from 1987. Since 1986 and 1979, respectively, he has been the President of Inglewood Holdings Inc. and Daray Holdings Ltd., each of which is a private Canadian investment firm. Mr. Rubinoff is a director of National Fibretech, Inc., a Canadian carpet manufacturer, and Place Resources Ltd., a Canadian oil and gas company, and is also a director of several private corporations.

         Mr. Sperling became a director of the Company in February 1994. He had been a director of Spinnaker Software Corporation from 1987. Mr. Sperling has been Managing Director of the Thomas H. Lee Company, a private investment company, since September 1994. Prior thereto, he was Managing Partner of Aeneas Group, Inc., an investment company and a wholly owned subsidiary of Harvard Management Company, Inc., where he was an officer from 1984 to September 1994. Mr. Sperling is also a director of Beacon Properties Corporation, a real estate company, General Chemical

Group Inc., a chemical manufacturing company, Object Design Inc., a data management systems company, and Livent, Inc. a theatre production company, and is a director of several private corporations.

         Mr. Patrick joined the Company in October 1990 as Vice President of Marketing, Development and Strategic Planning. In May 1992, he became Executive Vice President and in August 1993 he became Chief Operating Officer. In February 1994, he became Executive Vice President, Worldwide Sales and Marketing. In August 1994, his office was renamed Executive Vice President, Worldwide Sales. From February 1996 to January 1997 Mr. Patrick served as President, International. Mr. Patrick became Executive Vice President, Worldwide Sales in January 1997.

         Mr. Murray became Chief Financial Officer in May 1994 after having joined the Company in February 1994 as Vice President, Corporate Acquisitions. Prior thereto, Mr. Murray was a manager with Arthur Andersen & Co., a public accounting firm, from September 1985 until February 1994.

         Mr. Bordon joined the Former SoftKey in December 1991 as Vice President, Retail Sales and in June 1994 he became Senior Vice President, Retail Sales of the Company. In January 1996 he became Senior Vice President, North American Sales. Mr. Bordon became President, International in January 1997.

         Ms. James-Cairns became an officer of the Company in connection with the acquisition of the Former Learning Company. Ms. James-Cairns served as Director of Operations of the Former Learning Company from September 1987 until December 1990. From January 1991 until April 1994, Ms. James-Cairns served as Product Marketing Director of the Former Learning Company. From May 1994 until October 1995, Ms. James-Cairns served as Vice President, Product Marketing of the Former Learning Company. From November 1995 until February 1996, Ms. James-Cairns served as Business Unit Manager, Education of the Former Learning Company. Ms. James-Cairns became Vice President, Marketing of the Company in August 1996. In September 1996 her office was renamed Senior Vice President, Marketing.

         Dr. Rice became an officer of the Company in connection with the acquisition of the Former Learning Company. Dr. Rice was a professor of Russian Literature at the University of Tennessee, Knoxville from September 1968 until July 1993. From July 1993 until February 1996, Dr. Rice served as Director of Product Development of HyperGlot Software Company, Inc., which he founded in October 1988 and which was acquired by the Former Learning Company in July 1993. In February 1996 Dr. Rice became Vice President, Research and Development of the Company. In September 1996 his office was renamed Senior Vice President, Research and Development.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of all such forms they file. Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons, the Company believes that during fiscal 1996 each of its directors, executive officers and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that James C. Dowdle filed late one report of one transaction involving a stock purchase.

ITEM 11.          EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION



         The following table sets forth compensation paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for each of the 1996, 1995 and 1994 fiscal years for services rendered in all capacities to the Company. Information is furnished for each fiscal period during which such persons were executive officers.



                                                   SUMMARY COMPENSATION TABLE


                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                         -----------------
                                                                                            SECURITIES
                                                  ANNUAL COMPENSATION                       UNDERLYING
                                 -------------------------------------------------------
                                                                           OTHER ANNUAL       OPTIONS/         ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR        SALARY         BONUS        COMPENSATION       SARS (#)        COMPENSATION
-------------------------------- ---------- ------------- -------------- ----------------- --------------- -------------------
Michael J. Perik                   1996      $   400,000    $   312,125        ---              1,000,000              ---
   Chairman of the Board and       1995          300,000            ---        ---                475,000      $    33,847(1)
   Chief Executive Officer         1994          200,000            ---        ---                535,000           98,059(2)

Kevin O'Leary                      1996      $   400,000    $   312,125        ---              1,000,000              ---
   President                       1995          300,000            ---        ---                475,000      $     4,574(3)
                                   1994          200,000            ---        ---                  1,152           41,796(4)

Scott Murray                       1996      $   250,000    $   125,000        ---                100,000              ---
   Chief Financial Officer         1995          230,000         30,000        ---                100,000      $    37,260(5)
                                   1994          123,264         17,000        ---                 70,000           45,683(6)

Martin Rice, Ph.D.                 1996      $   166,266    $    97,500(7)     ---                100,000      $    56,333(8)
   Executive Vice President,
   Research & Development

Anthony Bordon                     1996      $   150,000     $  141,413(9)       ---              115,000              ---
   President,
   International




(1) Represents amounts paid to reimburse Mr. Perik for income taxes incurred as a result of payments for rent and moving expenses which are described below.

(2) Includes $57,600 for rent of Mr. Perik's apartment in Boston and certain moving expenses, and $40,459 to reimburse Mr. Perik for income taxes incurred as a result of such payments for rent and moving expenses.

(3) Represents amounts paid to reimburse Mr. O'Leary for income taxes incurred as a result of payments for rent and moving expenses which are described below.

(4) Includes $27,239 for expenses incurred by Mr. O'Leary in connection with moving to the Boston area, and $14,557 to reimburse Mr. O'Leary for income taxes incurred as a result of such payments for moving expenses.

(5) Represents amounts paid to reimburse Mr. Murray for income taxes incurred as a result of payments for rent and moving expenses which are described below.

(6) Includes $34,091 paid to reimburse Mr. Murray for expenses incurred in connection with moving to the Boston area and $11,592 in fees paid for consulting services provided by Mr. Murray prior to his becoming an employee of the Company.

(7) Includes $50,000 paid to Dr. Rice under a non-competition agreement between Dr. Rice and the Former Learning Company in connection with the Former Learning Company's acquisition of HyperGlot Software Company, Inc. in July 1993.

(8) Includes $36,250 for expenses incurred by Dr. Rice in connection with moving to the San Francisco Bay area, and $20,083 to reimburse Dr. Rice for income taxes incurred as a result of such payments for moving expenses.

(9)      Represents commissions.

STOCK OPTIONS GRANTED IN 1996


         The following table provides information concerning stock options granted in 1996 to the Named Executive Officers. No SARs were granted to executive officers in 1996.

                                                                                          Potential
                                               Individual Grants                       Realizable Value
                           ------------------------------------------------------    at Assumed Annual
                                Number of     % of Total                                Rates of Stock
                                 Securities    Options       Exercise                 Price Appreciation
                                Underlying    Granted to     or Base                    for Option Term
                           Options Granted    Employees       Price    Expiration       5% ($)    10% ($)
                           (# of shares)(1)    in 1996        ($/Sh)      Date        -------------------
                           ----------------   ----------     --------  -----------   ----------  --------

Michael J. Perik             1,000,000(2)        12.41%       16.0625   2/5/2006     10,101,620  25,599,488
Kevin O'Leary                1,000,000(2)        12.41%       16.0625   2/5/2006     10,101,620  25,599,488
R. Scott Murray                100,000(3)         1.24%       16.0625   2/5/2006      1,010,162   2,559,949
Martin Rice                     50,000            0.62%       16.0625   2/5/2006        505,081   1,279,974
                                25,000            0.31%       24.0000   6/3/2006        377,337     956,245
                                25,000            0.31%       18.3750   7/8/2006        288,898     732,125
Anthony Bordon                  65,000            0.81%       16.0625   2/5/2006        656,605   1,663,967
                                50,000            0.62%       16.0625   6/2/2005        462,424   1,149,351


(1) All options granted under the Company's 1990 Long Term Equity Incentive Plan (the "LTIP") at fair market value on the date of grant.

(2) Option vests on February 6, 2002, subject to acceleration based on the following conditions: after $300 million of the Company's outstanding convertible or convertible/exchangeable notes is repaid under certain circumstances, as to one-tenth of the shares at such time that the closing price of the Company's common stock reaches $43 per share for a specified period, as to an additional one-tenth of the shares at such time that the closing price of the Company's common stock reaches $45, $47, $49 and $51 per share, respectively, for a specified period, and as to the remaining one-half of the shares at such time that the closing price of the Company's common stock reaches $53 per share for a specified period.

(3) Option vests as to one-third of the shares quarterly over a three-year period. Option vests as to the remaining two-thirds of the shares on February 6, 2002, subject to acceleration on the same terms set forth in note 2, above.

OPTION EXERCISES AND VALUES FOR 1996



         The following table provides information concerning the number and value of all unexercised options held by the Named Executive Officers as of December 31, 1996. No Named Executive Officer currently holds any SARs.


                                 AGGREGATED OPTION/SAR EXERCISES IN 1996
                                       AND FY-END OPTION/SAR VALUES

                                                                       Number of
                                                                       Securities              Value of
                                                                       Underlying              Unexercised
                                                                       Unexercised             In-the-Money
                                                                       Options/SARs            Options/SARs
                                                                       at FY-End (#)           at FY-End ($)

                            Shares Acquired        Value Realized      Exercisable/            Exercisable/
Name                        on Exercise (#)              ($)           Unexercisable           Unexercisable
----                        ---------------              ---           -------------           -------------

Michael J. Perik                   0                      0            812,280 / 1,137,500     1,945,657 / 0
Kevin O'Leary                      0                      0            362,999 / 1,137,500        53,420 / 0
R. Scott Murray                    0                      0             79,998 /   150,002        97,500 / 0
Martin Rice                     43,272                 750,466         144,487 /         0       349,890 / 0
Anthony Bordon                   5,000                 100,250          49,602 /    73,748        49,056 / 0


LONG-TERM INCENTIVE PLAN

         The Company did not make any awards during 1996 to any of the Named Executive Officers under any long-term incentive plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, excluding stock options.

COMPENSATION OF DIRECTORS

         Directors receive no fees for their service as directors of the Company. Until February 1996 each director who was not an employee of the Company or any of its affiliates and was not designated for nomination or appointment to the Board by, or by agreement or arrangement with, any person or entity (an "Eligible Director") received, under the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), a one-time automatic grant of an option to purchase 20,000 shares of Common Stock and received continuation grants of options to purchase 100,000 shares and 26,666 shares of Common Stock. The initial grant under the 1994 Plan vested immediately, and the continuation grants vest quarterly over a three-year period. The exercise prices of all such options were equal to 100% of the fair market value per share on the date of grant. The 1994 Plan was terminated effective February 6, 1996.

         In accordance with the Company's 1996 Non-Employee Stock Option Plan, which is to be submitted for approval by the stockholders of the Company at the next meeting of stockholders, each Eligible Director who became a director after May 16, 1996 receives, at the time he or she first becomes a director, an option to purchase 50,000 shares of Common Stock, and at the time he or she is elected or appointed to a committee of the Board, an option to purchase an additional 25,000 shares of Common Stock. The options described in this paragraph vest quarterly over a two-year period, and the exercise prices of all such options are equal to 100% of the fair market value per share on the date of grant.

         In addition, in recognition of their substantial efforts on behalf of the Company during 1996, Messrs. Bell, Sperling and Rubinoff were granted options to purchase 23,333 shares of Common Stock in

October 1996. Those options vest quarterly over a three-year period, and the exercise prices are equal to 100% of the fair market value per share on the date of grant.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

         On February 1, 1994, Mr. Murray entered into a three-year employment agreement with the Company as a Vice President, which was amended as of March 1, 1995. Mr. Murray's employment agreement provides for, among other things, an annual base salary of not less than $170,000, and the grant to Mr. Murray of an option to purchase 35,000 shares of Common Stock at $10.375 (the fair market value of the Common Stock on April 26, 1994, the date of grant). The agreement also provides for a relocation allowance of C$45,000 (which amount is to be adjusted to compensate Mr. Murray for any income taxes related to such allowance), as well as the reimbursement of certain travel and hotel expenses related to Mr. Murray's relocation to the Company's headquarters in Cambridge, Massachusetts. Mr. Murray's employment agreement also provides that if the Company terminates Mr. Murray's employment with the Company other than for just cause, Mr. Murray will be entitled to severance payments (in addition to accrued and unpaid salary) in an aggregate amount equal to two times his annual base salary then in effect, plus the maximum annual bonus payable under the employment agreement, if any.

         As of March 1, 1994, Mr. Gagnon entered into a three-year employment agreement with SoftKey Software and the Company as President of what was then known as the Company's Tax Division. The agreement was amended in March 1996. The agreement provides for, among other things, an annual base salary of not less than C$225,000 and an annual cash bonus, at the discretion of the Company's Compensation Committee, of up to C$100,000 based on specified performance criteria. Mr. Gagnon's employment agreement also provides that if his employment is terminated by the Company without cause, the Company will continue to pay Mr. Gagnon's salary and provide benefits for a 30 month period. Mr. Gagnon is also entitled under the terms of his employment agreement to an automobile allowance.

         On March 5, 1997, Mr. Bordon entered into a two-year employment agreement with the Company as President, International. The agreement provides for, among other things, an annual base salary of not less than $200,000 and eligibility for a target cash bonus of up to $165,000 per year payable on a quarterly basis based upon a plan agreed upon with the Chief Executive Officer of the Company for each employment year. The agreement also provides that if Mr. Bordon's employment with the Company is terminated by the Company other than for just cause or by Mr. Bordon for good reason, the Company will make severance payments to Mr. Bordon over a two-year period in an aggregate amount equal to two times the then-current annual base salary plus two times the amount of all bonuses paid or accrued under the agreement with respect to the twelve month period immediately preceding such termination.

         On April 7, 1997, Dr. Rice entered into a two-year employment agreement with the Company as Senior Vice President, Development. The agreement provides for, among other things, an annual base salary of not less than $150,000 and eligibility for a target cash bonus of up to 75% of the annual base salary per year payable on a quarterly basis based upon a plan agreed upon with the Chief Executive Officer of the Company for each employment year. The agreement also provides that if Dr. Rice's employment with the Company is terminated by the Company other than for just cause or by Dr. Rice for good reason, the Company will make severance payments to Dr. Rice over a one-year period in an aggregate amount equal to the then-current annual base salary plus the amount of all bonuses paid or accrued under the agreement with respect to the twelve month period immediately preceding such termination.

         On April 9, 1997, Messrs. Perik and O'Leary each entered into three-year employment agreements with the Company providing for their continued employment by the Company in their present capacities. Each of the agreements provides for, among other things, an annual base salary of not less than $400,000 and eligibility for a target cash bonus of up to $300,000 per year payable on a quarterly basis based upon performance objectives approved by the Company's Compensation Committee. Each of the agreements also provides that if the executive's employment with the Company is terminated by the

Company other than for just cause or by the executive for good reason, the Company will make severance payments to the executive over a three-year period (the "Continuation Period") in an aggregate amount equal to three times the then-current annual base salary plus three times the amount of all bonuses paid or accrued under the agreement with respect to the twelve month period immediately preceding such termination. Each of the agreements also provides that under those circumstances the Company will provide the executive, during the Continuation Period, with life, disability, accident and health insurance benefits and a monthly automobile allowance identical or substantially similar to those which the executive received immediately prior to such termination. In addition, each of the agreements provides that under those circumstances, during the Continuation Period all of the executive's then outstanding options for the purchase of capital stock of the Company will continue to vest and remain exercisable in accordance with the terms of the applicable stock option agreements as if the employment of the executive were not terminated until the last day of the Continuation Period.

         Under each of the agreements, the Company has agreed that if any of severance payments provided for by the agreements will be subject to tax (the "Excise Tax") under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company will pay to the executive an additional payment (a "Gross-up Payment") such that the net amount retained by the executive, after deduction of any Excise Tax and any other tax on such payments and the Gross-up Payment, will be equal to original severance payments. The Gross-up Payments will only apply to severance payments if the event that causes the severance payments to be subject to the Excise Tax occurs during the three-year term of the agreement. The Company has also agreed to enter into a security arrangement reasonably acceptable to each of Messrs. Perik and O'Leary to secure the severance payments under each of the agreements.

OPTION/SAR REPRICINGS

                                      TEN-YEAR OPTION/SAR REPRICINGS



                                                                                                   Length of
                               Number of        Market Price      Exercise                         Original
                               Options/         of Stock at       Price at                         Option Term
                               SARs             Time of           Time of                          Remaining
                               Repriced or      Repricing or      Repricing or     New             at Date of
                               Amended          Amendment         Amendment        Exercise        Repricing or
Name                 Date      (#)              ($)               ($)              Price ($)       Amendment
----                 ----      ---              ---               ---              ---------       ---------

Anthony Bordon       2/5/96    50,000           16.0625           22.7500          16.0625         9 years, 117 days



COMPENSATION COMMITTEE REPORT ON REPRICING OF OPTIONS

         In February 1996, the Compensation Committee approved the repricing of certain options granted to employees pursuant to the LTIP.

         Because of the decline in the market value of the Company's common stock, certain outstanding options in February 1996 were exercisable at prices that exceeded the market value of the common stock. In view of this decline and in keeping with the Company's philosophy of utilizing equity incentives to motivate and retain qualified employees, the Compensation Committee felt that it was important to regain for eight key employees the incentive intended to be provided by options to purchase shares of the Company's common stock.

         Pursuant to the terms of the repricing, eight option holders were issued new options having an exercise price of $16.0625 per share, the market price of the Company's common stock on the date of the date of the repricing (the "New Options"). None of the eight option holders was an executive officer at the time of the repricing. Subsequent to the repricing, one of the option holders became an executive officer. The New Options modify the exercise price of the Existing Options to which each relates and are governed by the Company's 1996 Stock Option Plan. The option agreements for the New Options contain substantially the same terms as the option agreements for the Existing Options that they replace, including continuation of the same vesting schedules.

                                                     COMPENSATION COMMITTEE

                                                     Lamar Alexander
                                                     Michael A. Bell
                                                     Robert Rubinoff
                                                     Scott M. Sperling


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee are Lamar Alexander, Michael
A. Bell, Robert Rubinoff and Scott M. Sperling, none of whom is an employee of the Company or has any direct or indirect material interest in or relationship to the Company, other than their receipt of stock options described above in "Compensation of Directors" or, in the case of Mr. Rubinoff, options granted prior to 1994 under a stock option plan of Former SoftKey. None of the executive officers of the Company has served on the Board of Directors or compensation committee of any other entity, any of whose officers served either on the Company's Board of Directors or the Compensation Committee.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors is furnishing the following report on the compensation policies applicable to the Company's executive officers with respect to compensation reported for the year ended December 31, 1996.

Executive Officer Compensation

         The objective of the Company's executive compensation program is to attract and retain key executives critical to the success of the Company. To closely align the interests of such executives with those of the Company's stockholders, the Company relies on the use of stock-based compensation plans to comprise a high proportion of executive officers' total compensation. In addition, the Company uses discretionary bonuses to ensure that an individual's compensation is directly related to the Company's financial and other goals.

         Base Salary. Salaries paid to executive officers, other than the President and Chief Executive Officer, are reviewed by the Chief Executive Officer based upon his assessment of the nature of the position, and the contribution, experience and tenure of the executive officer. At the request of the Chief Executive Officer, the Compensation Committee reviews any recommendations of the Chief Executive Officer resulting from such review. The Compensation Committee is responsible for determining the salaries of the President and Chief Executive Officer.

         Discretionary Bonus. Periodically during the year, the Chief Executive Officer may grant or recommend the payment of discretionary bonuses to executive officers (other than himself and the President) based upon his evaluation of such executive officer's tangible and direct contribution to the Company's performance. In fiscal 1996 the Committee established an overall Company performance target based on cash flow per share to be met before any bonuses would be payable to the Company's

Chief Executive Officer and President which was also applicable to the Company's Chief Financial Officer and Chief Operating Officer (the latter of whom resigned in August 1996).

         Stock Options. The Company believes that the most effective way to align the interests of executives with those of the Company's stockholders is to ensure that executive officers hold equity stakes in the Company. Accordingly, the Compensation Committee and management have determined that continued use of stock options is an important mechanism for long-term incentive compensation of executive officers. The Compensation Committee administers the LTIP, under which options are granted to executive officers as well as other employees of the Company. Generally, option grants are approved by the Compensation Committee upon the recommendation of the Chief Executive Officer, who determines the amount of such grants based upon factors similar to those used to determine salary and any bonus. Options are granted at fair market value on the date of grant, have ten year terms and generally have vesting periods of three years. In fiscal 1996 the Committee granted options to the Company's Chief Financial Officer, Chief Operating Officer and President, International that were in whole or in part subject to a vesting schedule and certain other performance measures identical to those imposed on the Chief Executive Officer and President and described below under Chief Executive and President Compensation.

Chief Executive and President Compensation

         As a result of its acquisitions of the Former Learning Company and Compton's in the closing days of 1995 and of MECC in May 1996, the Company was significantly larger and more complex than previously and faced significant operational challenges in integrating all of its constituent parts in 1996. The Compensation Committee recognized in early 1996 the significant efforts that would be required of the Company's executives to achieve the Company's goals, and sought to implement an executive compensation program that would reward executive's successful efforts while aligning their interests with those of the Company's stockholders.

         Michael J. Perik and Kevin O'Leary, the Chief Executive Officer and President of the Company, respectively, are compensated pursuant to employment agreements. See the discussion under "Employment and Severance Arrangements" above. The terms of such agreements were approved by the Compensation Committee. The base salaries and annual bonus targets under those agreements are subject to review by the Compensation Committee annually. In February 1996, the Compensation Committee established an overall Company performance target to be met before any bonuses would be payable for fiscal 1996. This performance target related to the attainment of a specified level of after-tax cash flow per share, which after the end of the year the Committee determined was satisfied. Also in February 1996 the Compensation Committee granted to each of Mr. Perik and Mr. O'Leary options under the Company's stock option plans to purchase 1,000,000 shares of Common Stock. The options will not vest for six years unless the market price of the Company's common stock attains certain prices between $43 and $53 per share and the Company eliminates a substantial portion of its outstanding long-term debt. The Compensation Committee granted these options in recognition of Messrs. Perik's and O'Leary's important contributions to the Company's success and the achievement of its goals in 1995 and to further align their interests with those of the Company's stockholders. The option awards were designed to incorporate a number of features to lessen their immediate value and appeal, while providing a large potential gain if significant stockholder value is created.

Compliance with Internal Revenue Code Section 162(m)

         Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated executive officers. The Committee believes that it is in the best interests of the Company's stockholders to comply with the new tax law while still maintaining the goals of the Company's executive compensation program, thereby maximizing the deductibility of the Company's executive compensation payments. The Company currently intends to structure grants under future stock option plans in a manner that complies with this section of the Code.

                                            COMPENSATION COMMITTEE

                                            Lamar Alexander
                                            Michael A. Bell
                                            Robert Rubinoff
                                            Scott M. Sperling

COMPARATIVE STOCK PERFORMANCE

        The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and an industry index (the "Industry Index") over the period from December 31, 1991 through December 31, 1996. The graph assumes that $100 was invested on December 31, 1991 in each of the Common Stock, the S&P 500 Index and the Industry Index, and that all dividends were reinvested. The Industry Index includes all companies listed on the Nasdaq National Market with the standard industrial code 7372 (Computer and Data Processing Services). The performance shown in the graph is not necessarily indicative of future performance.


                          [STOCK PERFORMANCE GRAPH]



             Index                6/28/91     6/30/92    6/30/93     1/7/94    1/6/95    1/5/96     1/3/97
             -----                -------     -------    -------     ------    ------    ------     ------

The Learning Company, Inc.        $100.00      89.80      49.00      43.90     78.80      75.50     51.40

S&P 500 Index                     $100.00     113.30      128.70     135.90    137.20    188.60     234.20

Industry Index                    $100.00     137.60      175.30     183.80    212.10    309.50     412.70


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT'S STOCK OWNERSHIP


         The following table sets forth as of March 1, 1997 information concerning the beneficial ownership of the Company's common stock held by each director and Named Executive Officer and by all directors and executive officers as a group.


                                                              Shares Beneficially Owned (1)
                                                              -----------------------------

                                                                  Amount of           Percentage of
                                                                  ---------           -------------
                                                                  Beneficial          Common Stock
                                                                  ----------          ------------
Name                                                              Ownership            Outstanding
----                                                              ---------            -----------

Lamar Alexander                                                    25,000                     *
Michael A. Bell                                                    76,664                     *
Anthony Bordon                                                     68,603                     *
James C. Dowdle                                                    23,000                     *
Robert Gagnon                                                     254,789 (2)                 *
R. Scott Murray                                                   189,191 (3)                 *
Kevin O'Leary                                                   1,643,907 (4)              3.6%
Charles L. Palmer                                               1,700,231 (5)              3.8%
Michael J. Perik                                                1,816,651 (6)              3.9%
Martin Rice                                                        44,487                     *
Robert Rubinoff                                                   131,664 (7)                 *
Scott M. Sperling                                                  76,664                     *

All executive officers and directors as a group (14 persons)    6,304,655                 12.8%


* Represents less than 1% of the outstanding shares of the Company's common stock.

(1) Unless otherwise noted, the nature of beneficial ownership is sole voting and/or investment power, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days are treated as outstanding only for purposes of determining the number and percent of shares of the Company's common stock owned by such person or group.

(2) Includes 240,485 shares of the Company's common stock issuable upon exchange of Exchangeable Shares owned of record by a corporation wholly owned by Mr. Gagnon.

(3) Includes 860 shares of the Company's common stock issuable upon exchange of Exchangeable Shares owned of record by Mr. Murray. Includes 100,000 shares of the Company's common stock subject to options that could become excercisable within 60 days if the market price of the Company's common stock reaches certain levels and if a specified portion of the Company's outstanding indebtedness is repaid.

(4) Includes 212,158 shares of the Company's common stock issuable upon exchange of Exchangeable Shares owned of record by a corporation wholly owned by Mr. O'Leary. Includes 1,000,000 shares of the Company's common stock subject to options that could become excercisable within 60 days if the market price of the Company's common stock reaches certain levels and if a specified portion of the Company outstanding indebtedness is repaid.

(5) All shares shown as beneficially owned by Charles L. Palmer (except for 17,412 shares of the Company's common stock that Mr. Palmer owns directly and 12,500 shares of the Company's common stock subject to options that will become excercisable within 60 days) are owned of record by North American Fund II, L.P., a Delaware limited partnership. Mr. Palmer is President and a member of North American Business Development Company, L.L.C., a Delaware limited liability company, which is the general partner of North American Fund II, L.P. Mr. Palmer is the managing general partner of North American Company Ltd., a Florida limited partnership, which is a member of North American Business Development Company, L.L.C., and which is a limited partner of North American Fund II, L.P. As a result of the foregoing, Mr. Palmer could be deemed to have sole voting and investment power with respect to all shares shown as beneficially owned by him.

(6) Includes 3,121 shares of the Company's common stock issuable upon exchange of Exchangeable Shares owned of record by Mr. Perik. Includes 1,000,000 shares of the Company's common stock subject to options that could become exercisable within 60 days if the market price of the Company's common stock reaches certain levels and if a specified portion of the Company's outstanding indebtedness is repaid.

(7) Includes 55,000 shares of the Company's common stock issuable upon exchange of Exchangeable Shares owned by a corporation over which Mr. Rubinoff exercises investment and voting power.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS



      The following table sets forth information as to the beneficial ownership of each person known to the Company to own more than five percent of the Company's outstanding common stock as of March 1, 1997.

                                                                                Shares Beneficially
                                                                                   Owned(1)
                                                                                   --------

                                                                                        Percentage of
                                                                                        -------------
Name and Address Of                                                                     Common Stock
-------------------                                                                     ------------
Beneficial Owner                                                       Number           Outstanding
----------------                                                       ------           -----------

FMR Corp.
         82 Devonshire Street
         Boston, MA 02109..............................................3,146,439(2)           7.1%
State Street Global Advisors
         225 Franklin Street
         Boston, MA  02110.............................................3,523,727(3)           7.9%
Tribune Company
         435 North Michigan Avenue
         Chicago, IL 60611.............................................8,040,984(4)          18.1%

(1) Unless otherwise noted, the nature of beneficial ownership is sole voting and/or investment power, except to the extent authority is shared by spouses under applicable law. Shares of the Company's common stock not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days are treated as outstanding only for purposes of determining the number and percent of shares of the Company's common stock owned by such person or group.

(2) Based upon information contained in a Schedule 13G dated October 15, 1996 filed jointly with the SEC by FMR Corp., Fidelity Management & Research Company, Edward C. Johnson 3rd, (Chairman of FMR Corp.) and Abigail P. Johnson, FMR Corp. has reported that it has sole voting power over 226,966 shares of the Company's common stock and sole dispositive power over 3,146,439 shares of the Company's common stock.

(3) Based upon information contained in a Schedule 13G dated February 14, 1997 filed with the SEC by State Street Global Advisors ("State Street"). State Street has sole voting power with respect to 2,507,127 shares of the Company's common stock, sole dispositive power with respect to 3,523,127 shares of the Company's common stock and shared dispositive power with respect to 600 shares of the Company's common stock.

(4) Based upon information contained in Amendment No. 2 to Schedule 13D dated April 16, 1996 filed with the SEC by Tribune Company. Includes 2,830,188 shares issuable to Tribune Company upon conversion of the Tribune Notes.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Helen Wright, former Director of Investment Relations for the Company and Mr. Perik's sister, is indebted to the Company under a loan agreement entered into on June 30, 1991 between Former SoftKey and Ms. Wright pursuant to which Former SoftKey loaned Ms. Wright C$267,000 to assist Ms. Wright in paying the exercise price of certain employee stock options. As of January 5, 1997, the aggregate principal amount of the loan outstanding was $203,000. In addition, as of January 5, 1997, Ms. Wright was also indebted to the Company in the principal amount of C$77,500 pursuant to a loan by Former SoftKey to Ms. Wright for the purchase of common shares of Former SoftKey. Both loans are interest-free and payable on demand.

         On April 5, 1996, the Company issued 158,099 shares of common stock to Tribune Company in payment of a $3,000,000 promissory note and all interest accrued thereon. James C. Dowdle, a director of the Company, is a director of Tribune Company.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                         THE LEARNING COMPANY, INC.



                                         By:
                                            ----------------------------------
                                               Michael J. Perik
                                               Chief Executive Officer

Dated:   May 2, 1997