Form 10-Q
period 1997-04-05
LEARNING CO INC
filed 1997-05-19
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 5, 1997


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


      As of May 1, 1997, there were 44,662,374 outstanding shares of the issuer's common stock, par value $.01 per share.

                           THE LEARNING COMPANY, INC.
                           --------------------------
                                TABLE OF CONTENTS
                                -----------------



                         Part I - Financial Information
                         ------------------------------



                                                                           Page
                                                                           ----
    ITEM 1. Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at
            March 31, 1997 (unaudited) and December 31, 1996. ............  3

            Condensed Consolidated Statements of
            Operations for the Three Months
            Ended March 31, 1997 and 1996 (unaudited) ....................  4

            Condensed Consolidated Statements of
            Cash Flows for the Three Months
            Ended March 31, 1997 and 1996 (unaudited) ....................  5

            Notes to Condensed Consolidated Financial Statements .........  7

    ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  8


                           Part II - Other Information
                           ---------------------------

    ITEM 1. Legal Proceedings ............................................ 13

    ITEM 6. Exhibits and Reports on Form 8-K ............................. 13

                      PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                          THE LEARNING COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                            March 31,       December 31,
                                                              1997             1996
                                                            --------        -----------
                                                           (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $100,029         $110,120
Accounts receivable (less allowances for returns
   of $12,724 and $15,191, respectively)                      68,826           79,610
Inventories                                                   16,887           15,894
Other current assets                                          23,450           20,349
                                                            --------         --------
                                                             209,192          225,973

Intangible assets, net                                       423,227          544,570
Other long-term assets                                        23,043           22,975
                                                            --------         --------
                                                            $655,462         $793,518
                                                            ========         ========
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                    $ 57,402         $ 66,658
Current portion of long-term debt                              5,761            2,819
Current portion of related party debt                          2,727            5,264
Merger related accruals                                        6,625           10,667
Revolving line of credit                                      25,000           25,000
Purchase price payable                                         3,245            3,245
                                                            --------         --------
                                                             100,760          113,653
                                                            --------         --------
LONG-TERM OBLIGATIONS:
Senior Convertible Notes                                     321,650          331,650
Senior Convertible/Exchangeable Note - Related Party         150,000          150,000
Other long-term obligations                                    4,931            6,358
                                                            --------         --------
                                                             476,581          488,008
                                                            --------         --------

DEFERRED INCOME TAXES                                         80,859           86,920

STOCKHOLDERS' (DEFICIT) EQUITY                                (2,738)         104,937
                                                            --------         --------
                                                            $655,462         $793,518
                                                            ========         ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                      1997             1996
                                                    ---------        --------
REVENUES                                            $  81,027        $ 71,133

COSTS AND EXPENSES:
     Costs of production                               21,484          20,455
     Sales and marketing                               18,726          15,380
     General and administrative                         7,178           6,862
     Research and development                          10,091           7,897

     Amortization and merger related charges          124,721          90,512
                                                    ---------        --------
                                                      182,200         141,106
                                                    ---------        --------

OPERATING LOSS                                       (101,173)        (69,973)

INTEREST EXPENSE, net                                  (5,528)         (6,348)
                                                    ---------        --------

LOSS BEFORE TAXES                                    (106,701)        (76,321)

PROVISION FOR INCOME TAXES:
       Current                                          4,417           3,479
       Deferred                                        (4,417)         (3,479)
                                                    ---------        --------
                                                           --              --
                                                    ---------        --------
NET LOSS                                            $(106,701)       $(76,321)
                                                    =========        ========

NET LOSS PER SHARE                                  $   (2.32)       $  (2.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      46,007,000      32,874,000






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                              1997             1996
                                                           ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $(106,701)        $(76,321)
     Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                           126,101           90,512
     Provisions for returns and doubtful accounts              8,449            9,230
     Changes in operating assets and liabilities:
          Accounts receivable                                  2,335          (21,897)
          Accounts payable and accruals                      (14,078)           3,406
          Other                                               (6,215)           1,483
                                                           ---------         --------
                                                               9,891            6,413
                                                           ---------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets and other                      (3,882)          (2,855)
     Payment of merger related accruals                       (7,898)          (9,909)
     Purchase price payable                                       --          (25,088)
                                                           ---------         --------
                                                             (11,780)         (37,852)
                                                           ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases
       and long-term debt                                       (207)          (4,695)
     Repurchase of Senior Convertible Notes                   (7,000)              --
     Repurchase of common stock                                 (121)              --
     Borrowings under line of credit                              --           25,000
     Proceeds from issuance of common stock
       related to exercise of stock options                      516           12,046
     Other                                                        54               --
                                                           ---------         --------
                                                              (6,758)          32,351
                                                           ---------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (1,444)          (1,265)
                                                           ---------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (10,091)            (353)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               110,120           77,832
                                                           ---------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 100,029         $ 77,479
                                                           =========         ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Common stock issued to settle note payable
       to related party                                 $    --        $3,053










THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. (formerly known as SoftKey International Inc.) ("TLC" or the "Company") for the three months ended March 31, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

The first quarter reporting period for 1997 ended on April 5, 1997 and the first quarter reporting period for 1996 ended on April 6, 1996. The period from January 5, 1997 to April 5, 1997 is referred to as the "Three Months Ended March 31, 1997" or the "First Quarter 1997", and the period from January 7, 1996 to April 6, 1996 is referred to as the "Three Months Ended March 31, 1996" or the "First Quarter 1996" throughout these financial statements. For clarity of presentation and comparison, all references to the Year Ended December 31, 1996 relate to the period January 7, 1996 to January 4, 1997.


2.     GOODWILL AND OTHER INTANGIBLE ASSETS

The excess cost over the fair value of net assets acquired is recorded as goodwill and other identifiable intangible assets are amortized on a straight-line basis over 2 years, except for the goodwill associated with the Company's Canadian income tax software business, which is being amortized on a straight-line basis over its estimated useful life of 40 years. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt financing. The carrying value of goodwill and intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment or a change in useful life. To date no such impairment or change in useful life has occurred. Should there be an impairment in the future, the Company will measure the amount of the impairment based on discounted expected future cash flows. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.


3.     CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 4, 1997. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts. Certain of the information contained in this Quarterly Report on Form 10-Q which are not historical facts may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from those set forth in such forward-looking statements. Certain risks and uncertainties including, but not limited to, those discussed below in "Factors Affecting Future Operating Results," as well as in the Company's Annual Report on Form 10-K for the 1996 fiscal year as filed with the Securities and Exchange Commission (the "SEC"), as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided pursuant to applicable regulations of the SEC and is not intended to serve as a basis for projections of future events.

INTRODUCTION

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

The Company's families of educational products are principally sold under The Learning Company and MECC brands and include the "Reader Rabbit" family, "Trail" family, "Treasure" family, "Super Solvers" family, "Writing and Creativity Tools" family, "College Prep" family, and the "Foreign Languages" family. In addition to consumer versions, the Company also publishes school editions of a number of these products. The Company's reference products include a line of Compton's Home Library branded products (including Compton's Interactive Encyclopedia) as well as the American Heritage Talking Dictionary, Mosby's Medical Encyclopedia and BodyWorks. The Company's premium productivity and lifestyle products are largely published under the SoftKey brand. The Company also publishes lower priced boxed products under the "Key" and "Classic" brands and a line of budget, jewel-case only products under the "Platinum" brand.

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


RESULTS OF OPERATIONS

      NET LOSS. The Company incurred a net loss of $106,701 ($2.32 per share) on revenues of $81,027 in the First Quarter 1997 as compared to a net loss of $76,321 ($2.32 per share) on revenues of $71,133 in the First Quarter 1996. The increase in revenue is primarily a result of the acquisition of MECC in May 1996 and smaller acquisitions in Europe. The net loss in the First Quarter 1997 and in the First Quarter 1996 is a result of the amortization of goodwill and other merger related costs of $124,721 and $90,512, respectively.


REVENUES. Revenues by distribution channel for the First Quarter 1997 as compared to the First Quarter 1996 are as follows:


                                   Three Months Ended March 31,
                               -----------------------------------
                               1997     % of       1996     % of
                                        total               total
                                       revenue             revenue
                             -------   -------    -------  -------
Retail                       $36,313     45       $34,159     48
OEM                            5,169      6         6,335      9
School                         5,574      7         2,422      3
Direct response               10,975     14         6,529      9
International                 16,634     21        11,254     16
Tax software and services      6,362      7        10,434     15
                             -------    ---       -------    ---
                             $81,027    100       $71,133    100
                             =======    ===       =======    ===

Total revenues increased 14% in the First Quarter 1997 as compared to the First Quarter 1996 due to several factors, including the effect of revenues from the acquisition of MECC. Retail revenues increased primarily as a result of the acquisition of MECC, lowering of the retail price on a selection of core educational products which increased the volume of revenues and the introduction of the Classics line of budget educational products. During the first quarter of 1997, the Company experienced lower dollar and unit market share in the retail consumer software market in the United States as compared to the prior year on a pro forma basis. The Company believes that this combined company loss of retail market share in the United States is due primarily to the entrance of large competitors with well known brands such as Disney and Mattel and due to the success of a certain number of its competitors' strategies to introduce lower priced offerings and reduce current pricing. International sales increased primarily as a result of an increase in translated foreign language versions of the Company's products available for sale and the increased sales from the acquisition of Edusoft S.A. in France and Domus Software B.V. in Holland, which were both acquired in the fall of 1996. OEM revenues decreased due to the cyclical nature of the OEM business being tied to evolving technologies. Direct response revenues increased due to increased revenues from TLC's outbound telephone sales program and new relationships for the direct selling of the Company's products. School sales increased as a result of the acquisition of MECC in May 1996. Revenues from the Tax Division declined for the First Quarter 1997 as compared to the First Quarter 1996 as a result of product introductions being shipped earlier in the income tax season in order to meet customer delivery dates.

COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the First Quarter 1997 as compared to the First Quarter 1996 are as follows:

                                    Three Months ended March 31,
                              -----------------------------------------
                                            % of                 % of
                                 1997     Revenues   1996      Revenues
                              --------    --------  -------    --------
Costs of production            $21,484       27     $20,455       29
Sales and marketing             18,726       23      15,380       22
Research and development        10,091       12       7,897       11
General and administrative       7,178        9       6,862        9
                               -------       --     -------       --
                               $57,479       71     $50,594       71
                               =======       ==     =======       ==


Total costs and expenses remained constant as a percentage of revenues at 71% in the First Quarter 1997 as compared to the First Quarter 1996. The total costs and expenses remaining consistent as a percentage of revenues reflects an increase in the amount spent on research and development and sales and marketing offset by an improvement in gross margins as cost reduction measures implemented in 1996 have begun to be realized.

Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, decreased in the First Quarter 1997 to 27% of revenues, as compared to 29% for the First Quarter 1996. The decrease in costs of production as a percentage of revenues was caused by reduced prices on the cost to manufacture product and the impact from MECC having historically products with lower costs of production in the school channel than the Company prior to this acquisition and an increase in sales in the school and direct response channels, all of which typically have lower costs of production than the Company's traditional retail box product.

Sales and marketing expenses increased to 23% of revenues in the First Quarter 1997 as compared to 22% of revenues in the First Quarter 1996. The percentage increase was a result of the Company's increased marketing efforts to enhance retail market share by increasing spending on channel promotions and new product launches.

Research and development expenses increased to 12% of revenues in the First Quarter 1997 as compared to 11% of revenues in the First Quarter 1996. The increase is a result of the Company's continued commitment to the next generation of high quality internally developed software.

General and administrative expenses remained constant at 9% of revenues for both the First Quarter 1997 and the First Quarter 1996.

During the First Quarter 1997 and the First Quarter 1996, charges of $124,721 and $90,512, respectively, resulting from the acquisitions of The Former Learning Company, Compton's New Media, Inc. and Compton's Learning Company (collectively "Compton's") and MECC were incurred. These amounts relate to the amortization of goodwill and acquired technology related assets plus the costs incurred to close the Company's Israeli research and development site.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $110,120 at December 31, 1996 to $100,029 at March 31, 1997. This decrease was attributable to the cash payment of approximately $19,000 of long-term debt, merger related liabilities and purchases of equipment offset by cash generated from operations of approximately $10,000.

As of May 5, 1997 the Company has outstanding $321,650 principal amount 5 1/2% Senior Convertible Notes due 2000 (the "Senior Convertible Notes") and $150,000 principal amount 5 1/2% Senior Convertible/Exchangeable Notes due 2000 held by Tribune Company (the "Tribune Notes"). The Senior Convertible Notes and Tribune Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices. Should the Senior Convertible Notes and the Tribune Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to re-finance the notes under favorable terms or at all.

On August 1, 1996, the Company announced that its Board of Directors authorized the repurchase by the Company over the next twelve months of up to $50,000 principal amount of its Senior Convertible Notes from time to time in the open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. The Company intends to use its excess cash flow from operations for any such purchases. During the First Quarter 1997 Senior Convertible Notes declined by $10,000.

In March 1997, the Company announced that its Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock from time to time in open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. During the First Quarter 1997 the Company repurchased 20,000 shares at a cost of $121.

The Company has in place a revolving line of credit (the "Line") to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1998 and bear interest at the prime rate (8.25% at March 31, 1997). The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. There was $25,000 drawn on the Line at March 31, 1997.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U.S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries.

At the present time, the Company expects that its cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer-term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer and software markets. In addition, the Company's Senior Convertible Notes and Tribune Notes mature in the year 2000. If not converted to common stock, the Company may be required to secure alternative financing sources. There can be no assurance that alternative financing sources will be available on terms acceptable to the Company in the future or at all. The Company continuously evaluates products and technologies for acquisitions, however no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time.

FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below and in the Company's Annual Report on Form 10-K for the 1996 fiscal year on file with the SEC.

The Company's future operating results are subject to a number of uncertainties, including its ability to develop and introduce new products, the introduction of competitive products and general economic conditions. In addition, the Company competes for retail shelf space and general consumer awareness with a number of companies that market consumer software, including competitors and potential competitors that possess significantly greater capital, marketing resources and brand recognition than the Company. Furthermore, the rapid changes in the market and the increasing number of new products available to consumers have increased, and are expected to continue to increase, the degree of consumer acceptance risk with respect to any specific title that the Company may publish.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

  2.1 Amended and Restated Combination Agreement by and among WordStar International Incorporated, SoftKey Software Products Inc., Spinnaker Software Corporation and SSC Acquisition Corporation dated as of August 17, 1993, as amended(1)

  3.1     Restated Certificate of Incorporation, as amended(2)

  3.2     Bylaws of the Company, as amended(2)

  4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(3)

  4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee(4)

  4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(4)

  4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement(4)

  4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(5)

  4.6 Form of Indenture between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible/Exchangeable Notes Due 2000(6)

 10.1 Employment Agreement dated as of April 9, 1997 by and between the Company and Michael J. Perik(*)

 10.2 Employment Agreement dated as of April 9, 1997 by and between the Company and Kevin O'Leary(*)

 10.3 Employment Agreement dated as of April 7, 1997 by and between the Company and Martin Rice(*)


-------------

(*)  Denotes management contract or compensatory plan or arrangement.

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

(4) Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333-145), filed January 26, 1996.

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

(6) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.


(B)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated March 21, 1997 reporting the termination of its business relationship with Stream on February 24, 1997 and the subsequent filing by the Company of a lawsuit against Stream. See Item 1 - Legal Proceedings.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE LEARNING COMPANY, INC.


                                   /s/  R. Scott Murray
                                   -------------------------------
                                   R. Scott Murray
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (principal financial and accounting officer)


May 15, 1997

                                  EXHIBIT INDEX
                                  -------------

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

  3.2     Bylaws of the Company, as amended(2)

  4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for
          5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(3)

  4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State
          Street Bank and Trust Company, as Trustee(4)

  4.3     Note Resale Registration Rights Agreement dated as of
          October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(4)

  4.4     Letter Agreement dated November 22, 1995 amending the
          Registration Rights Agreement(4)

  4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(5)

  4.6 Form of Indenture between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible/ Exchangeable Notes Due 2000(6)

  10.1 Employment Agreement dated as of April 9, 1997 by and between the Company and Michael J. Perik(*)

  10.2 Employment Agreement dated as of April 9, 1997 by and between the Company and Kevin O'Leary(*)

  10.3 Employment Agreement dated as of April 7, 1997 by and between the Company and Martin Rice(*)


-----------

(*)  Denotes management contract or compensatory plan or arrangement.

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

(4) Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333-145), filed January 26, 1996.

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