Form 10-Q
period 1997-07-05
LEARNING CO INC
filed 1997-08-19
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 5, 1997


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

     As of August 1, 1997, there were 44,850,310 outstanding shares of the issuer's common stock, par value $.01 per share.

                           THE LEARNING COMPANY, INC.
                           --------------------------
                                TABLE OF CONTENTS
                                -----------------


                         Part I - Financial Information
                         ------------------------------


                                                                    Page
                                                                    ----
ITEM 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at
         June 30, 1997 and December 31, 1996......................   3

         Condensed Consolidated Statements of
         Operations for the Three Months and Six
         Months Ended June 30, 1997 and 1996......................   4

         Condensed Consolidated Statements of
         Cash Flows for the Six Months
         Ended June 30, 1997 and 1996.............................   5

         Notes to Condensed Consolidated Financial Statements.....   7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  8


                           Part II - Other Information
                           ---------------------------

ITEM 1.  Legal Proceedings........................................  13

ITEM 2.  Changes in Securities ...................................  13

ITEM 6.  Exhibits and Reports on Form 8-K.........................  14

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           THE LEARNING COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         June 30,      December 31,
                                                           1997            1996
                                                        -----------      --------
                                                        (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $  92,536        $110,120
Accounts receivable (less allowances for returns
  of $23,698 and $15,191, respectively)                    64,457          79,610
Inventories                                                19,777          15,894
Other current assets                                       24,039          20,349
                                                        ---------        --------
                                                          200,809         225,973


Intangible assets, net                                    307,026         544,570
Other long-term assets                                     23,238          22,975
                                                        ---------        --------
                                                        $ 531,073        $793,518
                                                        =========        ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                $  66,059        $ 80,570
Current portion of long-term debt                           8,856           8,083
Revolving line of credit                                   25,000          25,000
                                                        ---------        --------
                                                           99,915         113,653
                                                        ---------        --------

LONG-TERM OBLIGATIONS:
Senior Convertible Notes                                  313,650         331,650
Senior Convertible/Exchangeable Note - Related Party      150,000         150,000
Other long-term obligations                                 2,765           6,358
                                                        ---------        --------
                                                          466,415         488,008
                                                        ---------        --------

DEFERRED INCOME TAXES                                      71,057          86,920

STOCKHOLDERS' EQUITY(DEFICIT)                            (106,314)        104,937
                                                        ---------        --------
                                                        $ 531,073        $793,518
                                                        =========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended                  Six Months Ended
                                                             June 30,                          June 30,
                                                   --------------------------        --------------------------
                                                      1997             1996             1997            1996
                                                   ---------        ---------        ---------        ---------

REVENUES                                          $    80,356      $    76,120      $   161,383      $   147,253

COSTS AND EXPENSES:
     Costs of production                               22,173           20,249           43,657           40,704
     Sales and marketing                               17,947           15,870           36,673           31,250
     General and administrative                         6,638            6,888           13,816           13,750
     Research and development                           9,294            8,850           19,385           16,747
     Amortization and merger related charges          122,468          162,077          247,189          252,589
                                                  -----------      -----------      -----------      -----------
                                                      178,520          213,934          360,720          355,040
                                                  -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                               (98,164)        (137,814)        (199,337)        (207,787)

INTEREST EXPENSE, net                                   4,999            6,371           10,527           12,719
                                                  -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE TAXES                           (103,163)        (144,185)        (209,864)        (220,506)

PROVISION FOR INCOME TAXES:
       Current                                          4,732            4,530            9,149            8,009
       Deferred                                        (4,732)          (4,530)          (9,149)          (8,009)
                                                  -----------      -----------      -----------      -----------
                                                           --               --               --               --
                                                  -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                 $  (103,163)     $  (144,185)     $  (209,864)     $  (220,506)
                                                  ===========      ===========      ===========      ===========


NET INCOME (LOSS) PER SHARE                       $     (2.23)     $     (3.63)     $     (4.55)     $     (6.08)

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                            46,247,000       39,687,000       46,129,000       36,287,000




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                             --------------------------
                                                                                1997             1996
                                                                             ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $(209,864)       $(220,506)
     Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                             250,050          198,954
     Provisions for returns and doubtful accounts                               19,020           18,259
     Charge for purchased research and development                                --             56,688
     Changes in operating assets and liabilities:
          Accounts receivable                                                   (2,085)         (20,027)
          Accounts payable and accruals                                        (13,123)          (2,867)
          Other                                                                (19,700)           4,422
                                                                             ---------        ---------
                                                                                24,298           16,664
                                                                             ---------        ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets and other                                      (3,244)          (9,470)
       Acquisition related                                                     (25,790)         (27,542)
                                                                             ---------        ---------
                                                                               (29,034)         (37,012)
                                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases, and other long-term debt            (395)          (5,227)
     Repurchase of Senior Convertible Notes                                    (12,000)            --
     Borrowings (repayments) under line of credit                                 --             25,000
     Proceeds from issuance of common stock for settlement of
        expenses                                                                  --              2,888
     Proceeds from issuance of common stock related to exercise of
        stock options and share repurchases, net                                   464           19,352
     Other                                                                        (474)          (1,945)
                                                                             ---------        ---------
                                                                               (12,405)          40,068
                                                                             ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (443)            (836)
                                                                             ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (17,584)          18,884

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 110,120           77,832
                                                                             ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  92,536        $  96,716
                                                                             =========        =========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC .
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                              Six Months Ended
                                                                                  June 30,
                                                                            ---------------------
                                                                             1997          1996
                                                                            ------       --------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued to acquire MECC                                    $    -       $220,184
     Increase in APIC due to value of in-the-money employee stock
          options acquired in connection with the acquisition of MECC            -         19,444
     Common stock issued to acquire others                                   2,022
     Common stock issued for settlement of expenses                              -         10,132
     Common stock issued to settle note payable to related party                 -          3,053



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. (formerly known as SoftKey International Inc.) ("TLC" or the "Company") for the three months and six months ended June 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

The second quarter reporting period for 1997 ended on July 5, 1997 and the second quarter reporting period for 1996 ended on July 6, 1996. For clarity of presentation and comparison, all references to the Year Ended December 31, 1996 relate to the period January 7, 1996 to January 5, 1997. The periods from April 6, 1997 to July 5, 1997 and from April 7, 1996 to July 6, 1996 are referred to as the "Second Quarter 1997" and the "Second Quarter 1996" or the "Three Months Ended June 30, 1997" and the "Three Months Ended June 30, 1996" respectively. The periods from January 6, 1997 to July 5, 1997 and from January 7, 1996 to July 6, 1996 are referred to as the "Six Months Ended June 30, 1997" and the "Six Months Ended June 30, 1996," respectively, throughout these financial statements.


2.     GOODWILL AND OTHER INTANGIBLE ASSETS

The excess cost over the fair value of net assets acquired is recorded as goodwill and other identifiable intangible assets are amortized on a straight-line basis over 2 years, except for the goodwill associated with the Company's Canadian income tax software business, which is being amortized on a straight-line basis over its estimated useful life of 40 years. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt financing. The carrying value of goodwill and intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment or a change in useful life. To date no such impairment or change in useful life has occurred. Should there be an impairment in the future, the Company will measure the amount of the impairment based on discounted expected future cash flows or other appropriate market estimates. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

3.     SIGNIFICANT ACCOUNTING POLICY

The Company follows Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished.

The Company, through its wholly owned subsidiary The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable on a revolving basis during a five year period ending June 30, 2002 of up to $75,000. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts.

4.     CONTINGENCIES

On February 24, 1997, the Company terminated its business relationship with Stream International, Inc. ("Stream") which had been providing duplication, assembly and fulfillment services for certain of the Company's products. The Company terminated the relationship due to Stream's inability to perform its obligations under its contract after it relocated the facility responsible for the manufacture of the Company's product. The Company filed suit against Stream and currently estimates that in litigation it will be seeking direct and consequential damages from Stream in an amount in excess of $38,000. Stream has asserted counterclaims for certain outstanding invoices and other matters in the amount of approximately $26,000. Management believes that the outcome of these claims will not have a material adverse effect on the financial position or results of operations of the Company.


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


RESULTS OF OPERATIONS

     NET LOSS. The Company incurred a net loss of $103,163 ($2.23 per share) on revenues of $80,356 in the Second Quarter 1997 and a net loss of $209,864 ($4.55 per share) on revenues of $161,383 in the Six Months Ended June 30, 1997 as compared to a net loss of $144,185 ($3.63 per share) on revenues of $76,120 in the Second Quarter 1996 and a net loss of $220,506 ($6.08 per share) on revenues of $147,253 in the Six Months Ended June 30. The increase in revenue in the Second Quarter 1997 over the First Quarter 1997 is primarily a result of the acquisition of Minnesota Educational Computing Corporation (MECC) ("MECC") in May 1996. The net loss in the Second Quarter 1997 and 1996 and the Six Months Ended June 30, 1997 and 1996 is a result of the effect of the amortization and merger related charges of $122,468, $162,077, $247,189 and $252,589, respectively.

     REVENUES. Revenues by distribution channel for the Second Quarter 1997 as compared to the Second Quarter 1996 and the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996 and the respective % of revenues are as follows:

                                    Three Months Ended June 30,                   Six Months Ended June 30,
                             ----------------------------------------      ------------------------------------------
                               1997        %          1996         %          1997        %          1996          %
                             --------     ----      -------      ----       -------      ----      --------      ----

Retail                       $37,494       47%      $38,950       51%      $ 73,807       46%      $ 73,109       50%
OEM                            5,350        7%        7,260       10%        10,519        7%        13,595        9%
School                         7,364        9%        7,076        9%        12,938        8%         9,498        6%
Direct response                8,746       11%        7,605       10%        19,721       12%        14,134       10%
International                 17,883       22%       11,416       15%        34,517       21%        22,670       15%
Tax software and services      3,519        4%        3,813        5%         9,881        6%        14,247       10%
                             -------      ---       -------      ----      --------      ---       --------      ---
                             $80,356      100%      $76,120      100%      $161,383      100%      $147,253      100%
                             =======      ===       =======      ===       ========      ===       ========      ===

Retail sales were generally consistent with those in the prior year's three and six month periods. During the Second Quarter 1997, the Company launched a new "Early Learning Series" of educational software products which currently consists of Reader Rabbit's Toddler, Reader Rabbit's Preschool and Reader Rabbit's Kindergarten. International sales increased primarily as a result of the increased sales from the acquisition of Edusoft S.A. in France and Domus Software B.V. in Holland, which were both acquired in the fall of 1996. OEM revenues decreased slightly due to the cyclical nature of the OEM business being tied to evolving technologies and product offerings. Direct response revenues increased due to increased revenues from the outbound telephone sales program and new relationships for the direct selling of the Company's products. School sales increased as a result of the acquisition of MECC in May 1996. Revenues from the Tax Division declined for the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996 as a result of product introductions being shipped earlier in the income tax season in order to meet customer delivery dates.

COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the Second Quarter 1997 as compared to the Second Quarter 1996 and the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996 are as follows:

                            Three Months ended June 30,                          Six Months Ended June 30,
                       ---------------------------------------          ------------------------------------------
                        1997        %           1996        %              1997       %             1996        %
                       -------     ---         -------     ---          --------     ---          --------     ---

Costs of production    $22,173     28%         $20,249     27%          $ 43,657     27%          $ 40,704     28%
Sales and marketing     17,947     22%          15,870     21%            36,673     22%            31,250     22%
Research and
    development          9,294     12%           8,850     11%            19,385     12%            16,747     11%
General and
    administrative       6,638      8%           6,888      9%            13,816      9%            13,750      9%
                       -------     --          -------     --           --------     --           --------     --
                       $56,052     70%         $51,857     68%          $113,531     70%          $102,451     70%
                       =======     ==          =======     ==           ========     ==           ========     ==

Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, increased in the Second Quarter 1997 as compared to the Second Quarter 1996 from 27% to 28%, and decreased in the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996 from 28% to 27%. The increase in costs of production as a percentage of revenues from Second Quarter 1997 to Second Quarter 1996 was caused by the reduced selling prices that went into effect in late First Quarter 1997. This increase was offset for the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996 by a decrease in costs of production as a percentage of revenues which was caused by reduced prices on the cost to manufacture product and the impact from MECC having historically higher gross margin selling products in the school channels, all of which typically enjoy higher gross margins than the Company's traditional retail box product.

Sales and marketing expenses increased to 22% of revenues in the Second Quarter 1997 as compared to 21% of revenues in the Second Quarter 1996 and remained constant at 22% of revenues in the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996. The increase relates to increased spending on retail channel marketing and trade promotion programs.

Research and development expenses increased slightly to 12% of revenues in the Second Quarter 1997 as compared to 11% in the Second Quarter 1996, and 12% of revenues in the Six Months Ended June 30, 1997 as compared to 11% of revenues in the Six Months Ended June 30, 1996. The increase is the result of the costs spent on the development of the new "Early Learning Series".

General and administrative expenses decreased to 8% of revenues for the Second Quarter 1997, as compared to 9% for the Second Quarter 1996, and remained constant at 9% for the Six Months Ended June 30, 1997, as compared to the Six Months Ended June 30, 1996. This is primarily the result of reducing both fixed costs and employee headcount related to the acquisition of MECC in Second Quarter 1996.

The Company reported merger and amortization charges in the Second Quarter 1997 and the Second Quarter 1996, charges of $122,468 and $162,077, respectively, and during the Six Months Ended June 30, 1997 and the Six Months Ended June 30, 1996, charges of $247,189 and $252,589, respectively, resulting from the acquisitions of The Learning Company ("The Former Learning Company"), Compton's New Media, Inc. and Compton's Learning Company (collectively "Compton's") and MECC. The charges in the Second Quarter 1996 and the Six Months Ended June 30, 1996 include $56,688 related to in-process technology write-offs, with the remainder relating to amortization of goodwill and acquired technology related assets. The charges in the Second Quarter 1997 and the Six Months Ended June 30, 1997 relate to the amortization of goodwill and acquired technology related assets plus the costs incurred to close the Company's Israeli research and development site and certain staff reductions in the United States operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $110,120 at December 31, 1996 to $92,536 at June 30, 1997. This decrease was attributable to the repurchase of $12,405 of 5-1/2% Senior Convertible Notes due 2000 (the "Senior Convertible Notes") and other financing proceeds, payments for other merger related liabilities and purchases of equipment of $29,034 offset by cash generated from operations of approximately $24,298. Included in cash from operations is $12,925 of interest paid related to the Senior Convertible Notes and the 5-1/2% Senior Convertible/Exchangeable Notes due 2000 held by Tribune Company (the "Tribune Notes").

As of August 15, 1997 Company has outstanding $313,650 principal amount Senior Convertible Notes and $150,000 principal amount Tribune Notes. The Senior Convertible Notes and Tribune Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices. Should the Senior Convertible Notes and the Tribune Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to re-finance the notes under favorable terms at all.

On August 1, 1996, the Company announced that its Board of Directors authorized the repurchase by the Company over the next twelve months of up to $50,000 principal amount of its Senior Convertible Notes from time to time in the open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. The Company intends to use its excess cash flow from operations for any such purchases. During the Second Quarter 1997 Senior Convertible Notes declined by $8,000. To date the Company has repurchased $36,350 of the Senior Convertible Exchangeable Notes.

In March 1997, the Company announced that its Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock from time to time in open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. During the Second Quarter 1997 the Company repurchased 10,000 shares in the public market at a total cost of $62. In total the Company has repurchased 30,000 shares at a total cost of $184.

The Company has in place a revolving line of credit (the "Line") to provide for a maximum availability of $50,000. Borrowings under the Line become due on July 1, 1998 and bear interest at the prime rate. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. There was $25,000 drawn on the Line at June 30, 1997.

The Company, through its wholly owned subsidiary The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable on a revolving basis during a five year period ending June 30, 2002 of up to $75,000. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts.

Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U.S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries.

At the present time, the Company expects that its cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer-term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer and software markets. In addition, the Company's Senior Convertible Notes and Tribune Notes mature November 1, 2000. If not converted to common stock, the Company may be required to secure alternative financing sources. There can be no assurance that alternative financing sources will be available on terms acceptable to the Company in the future or at all. The Company continuously evaluates products and technologies for acquisitions, however no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time.

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

ITEM 2.  CHANGES IN SECURITIES.

On April 30, 1997 the Company issued 61,121 shares of the Company's common stock to Michel Bussac, a former stockholder of Edusoft, S.A., a subsidiary of the Company ("Edusoft"), pursuant to a Stock Purchase Agreement among the Company, Mr. Bussac and the other former stockholders of Edusoft (the "Purchase Agreement"). The Purchase Agreement provides for the payment by the Company of additional consideration for the 1996 purchase by the Company of Edusoft based on the operating results of Edusoft. Under the Purchase Agreement, such additional payment could be paid in common stock of the Company based upon the market price of the common stock and currency exchange rate at a time specified in the Purchase Agreement. The Company has relied upon the exemption from registration under Section 4(2) of the Securities Act. The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company and the purchaser, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment.

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

       10.1 Receivables Purchase Agreement dated as of June 30, 1997 by and among The Learning Company Funding, Inc. ("Funding"), Lexington Partner Capital Company ("Lexington"), Fleet National Bank ("Fleet"), TLC Multimedia Inc. and the Company.

       10.2 Receivables Sales Agreement dated as of June 30, 1997 by and between TLC Multimedia Inc. and Funding.

       10.3 Capital Contribution Agreement dated as of June 30, 1997 by and among TLC Multimedia Inc., Funding and the Company.

       10.4 Employment Agreement dated as of May 22, 1997 by and between the Company and R. Scott Murray*

-------------------------

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

(6) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(b)    REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K dated May 12, 1997 reporting two sales of equity securities pursuant to Regulation S.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE LEARNING COMPANY, INC.



                                   /s/ R. Scott Murray
                                   -------------------------------------------
                                   R. Scott Murray
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (principal financial and accounting officer)



August 15, 1997

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

       10.1 Receivables Purchase Agreement dated as of June 30, 1997 by and among The Learning Company Funding, Inc. ("Funding"), Lexington
              Partner Capital Company ("Lexington"), Fleet National Bank
              ("Fleet"), TLC Multimedia Inc. and the Company.

       10.2 Receivables Sales Agreement dated as of June 30, 1997 by and between TLC Multimedia Inc. and Funding.

       10.3 Capital Contribution Agreement dated as of June 30, 1997 by and among TLC Multimedia Inc., Funding and the Company.

       10.4 Employment Agreement dated as of May 22, 1997 by and between the Company and R. Scott Murray*


-------------------------

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