Form 10-Q
period 1997-10-04
LEARNING CO INC
filed 1997-11-18
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 4, 1997


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




         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X          No
             ---            ---


         As of November 11, 1997, there were 48,094,053 outstanding shares of the issuer's common stock, par value $.01 per share.

                           THE LEARNING COMPANY, INC.
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION



                                                                            Page
                                                                            ----

      ITEM 1.  Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at
               September 30, 1997 and December 31, 1996..................     3

               Condensed Consolidated Statements of
               Operations for the Three and Nine
               Months Ended September 30, 1997 and 1996..................     4

               Condensed Consolidated Statements of
               Cash Flows for the Nine Months
               Ended September 30, 1997 and 1996.........................     5

               Notes to Condensed Consolidated Financial Statements......     7

      ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................     9


                                PART II - OTHER INFORMATION

      ITEM 1.  Legal Proceedings.........................................    14

      ITEM 2.  Changes in Securities.....................................    14

      ITEM 6.  Exhibits and Reports on Form 8-K..........................    15


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          September 30,     December 31,
                                                               1997              1996
                                                          -------------     ------------
                                                           (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                   $  96,610         $110,120
Accounts receivable (less allowances for returns
  of $21,256 and $15,191, respectively)                        78,445           79,610
Inventories                                                    23,669           15,894
Other current assets                                           26,985           20,349
                                                            ---------         --------
                                                              225,709          225,973

Intangible assets, net                                        185,251          544,570
Other long-term assets                                         30,056           22,975
                                                            ---------         --------
                                                            $ 441,016         $793,518
                                                            =========         ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities                                         $ 120,820         $113,653
                                                            ---------         --------

LONG-TERM OBLIGATIONS:
Senior Convertible Notes                                      303,650          331,650
Senior Convertible/Exchangeable Note - Related Party          150,000          150,000
Other long-term obligations                                     2,809            6,358
                                                            ---------         --------
                                                              456,459          488,008
                                                            ---------         --------

DEFERRED INCOME TAXES                                          65,413           86,920
                                                            ---------         --------

STOCKHOLDERS' EQUITY (DEFICIT)                               (201,676)         104,937
                                                            ---------         --------
                                                            $ 441,016         $793,518
                                                            =========         ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                    ------------------------------        ------------------------------
                                                        1997               1996               1997               1996
                                                    -----------        -----------        -----------        -----------

REVENUES                                            $    96,051        $    90,055        $   272,236        $   237,308

COSTS AND EXPENSES:
     Costs of production                                 25,573             23,095             75,210             63,799
     Sales and marketing                                 19,425             17,061             59,350             48,311
     General and administrative                           6,892              7,044             23,537             20,794
     Research and development                             9,189              9,710             29,835             26,457
     Amortization and merger related charges            126,930            120,818            374,119            373,407
                                                    -----------        -----------        -----------        -----------
                                                        188,009            177,728            562,051            532,768
                                                    -----------        -----------        -----------        -----------

OPERATING LOSS                                          (91,958)           (87,673)          (289,815)          (295,460)

INTEREST EXPENSE, net                                     5,847              5,506             16,363             18,225
                                                    -----------        -----------        -----------        -----------

LOSS BEFORE TAXES                                       (97,805)           (93,179)          (306,178)          (313,685)

PROVISION FOR INCOME TAXES:
     Current                                              7,139              6,774             16,288             14,783
     Deferred                                            (7,139)            (6,774)           (16,288)           (14,783)
                                                    -----------        -----------        -----------        -----------
                                                             --                 --                 --                 --
                                                    -----------        -----------        -----------        -----------
NET LOSS                                            $   (97,805)       $   (93,179)       $  (306,178)       $  (313,685)
                                                    ===========        ===========        ===========        ===========


NET LOSS PER SHARE                                  $     (1.98)       $     (2.08)       $     (6.25)       $     (8.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                49,315,000         44,798,000         49,013,000         39,124,000




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               -------------------------
                                                                                  1997            1996
                                                                               ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(306,178)      $(313,685)
     Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation and amortization                                            377,453         321,555
        Provisions for returns and doubtful accounts                              47,627          26,218
        Charge for purchased research and development                                 --          56,688
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (44,679)        (60,382)
        Accounts payable and accruals                                             (4,509)          6,025
        Other                                                                    (19,361)          8,823
                                                                               ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         50,353          45,242
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of fixed assets and other                                       (8,079)        (13,456)
        Acquisition related items                                                (40,374)        (38,921)
                                                                               ---------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                                           (48,453)        (52,377)
                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments under capital leases, and other long-term debt           (515)         (6,233)
        Repurchase of Senior Convertible Notes                                   (28,000)         (8,350)
        Borrowings (repayments) under line of credit                              10,000          25,000
        Proceeds from issuance of common stock for settlement of expenses             --           2,888
        Proceeds from issuance of common stock related to exercise of
          stock options and share repurchases, net                                 4,694          21,435
        Other                                                                       (531)           (764)
                                                                               ---------       ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                             (14,352)         33,976
                                                                               ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (1,058)           (197)
                                                                               ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (13,510)         26,644

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   110,120          77,832
                                                                               ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  96,610       $ 104,476
                                                                               =========       =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC .
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 ----------------------
                                                                                  1997           1996
                                                                                 ------        --------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued to acquire MECC                                         $   --        $220,184
     Increase in APIC due to value of in-the-money employee stock
        options acquired in connection with the acquisition of MECC                  --          19,444
     Common stock issued to acquire others                                        2,022
     Common stock issued for settlement of expenses                                  --          10,132
     Common stock issued to settle note payable to related party                     --           3,053





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. (formerly known as SoftKey International Inc.) ("TLC" or the "Company") for the three months and nine months ended September 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1997. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

The third quarter reporting period for 1997 ended on October 4, 1997, and the third quarter reporting period for 1996 ended on October 5, 1996. For clarity of presentation and comparison, all references to the Year Ended December 31, 1996 relate to the period January 7, 1996 to January 5, 1997. The periods from July 6, 1997 to October 4, 1997 and from July 7, 1996 to October 5, 1996 are referred to as the "Third Quarter 1997" and the "Third Quarter 1996" or the "Three Months Ended September 30, 1997" and the "Three Months Ended
September 30, 1996", respectively. The periods from January 6, 1997 to
October 4, 1997 and from January 7, 1996 to October 5, 1996 are referred to as the "Nine Months Ended September 30, 1997" and the "Nine Months Ended
September 30, 1996," respectively, throughout these financial statements.

2.       ACQUISITIONS

On September 19, 1997, the Company acquired Learning Services Inc. ("Learning Services") in exchange for the issuance of 709,976 shares of common stock. On September 29, 1997, the Company acquired Skills Bank Corporation ("Skills Bank") in exchange for the issuance of 1,069,286 shares of common stock. On October 2, 1997, the Company acquired Microsystems Software, Inc. ("Microsystems") in exchange for the issuance of 955,819 shares of common stock. Each of these acquisitions was accounted for using the pooling-of-interest method of accounting. The financial statements for periods prior to the Nine Months ended September 30, 1997 have not been restated to reflect amounts for these acquisitions as they were deemed to be immaterial.


3.       GOODWILL AND OTHER INTANGIBLE ASSETS

The excess cost over the fair value of net assets acquired is recorded as goodwill and other identifiable intangible assets are amortized on a straight-line basis over two years, except for the goodwill associated with the Company's Canadian income tax software business, which is being amortized on a straight-line basis over its estimated useful life of 40 years. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt financing. The carrying value of goodwill and intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment or a change in useful life. To date no such impairment or change in useful life has occurred. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows or other appropriate market estimates. The undiscounted cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

4.       SIGNIFICANT ACCOUNTING POLICIES

The Company follows Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions whereby the Company
(1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. The Company, through its wholly owned subsidiary The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable on a revolving basis during a five year period ending September 30, 2002 of up to $75,000. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is effective for the Company beginning in the fourth quarter of fiscal 1997, and requires restatement of all previously reported interim and annual earnings per share data. Under SFAS No. 128, the primary earnings per share calculation will be modified to exclude the dilutive effect of common stock equivalents in determining basic earnings per share. The Company expects that basic earnings per share would not be materially different compared to primary earnings per share in the Three and Nine Months Ended September 30, 1997 and 1996 due to the net loss. The impact of adoption of SFAS No. 128 on the calculation of fully diluted earnings per share is not expected to be material for either period.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will implement SFAS No. 130 and SFAS No. 131 as required in fiscal 1998, which require the Company to report and display certain information related to comprehensive income and operating segments.

5.        BORROWINGS AND LONG-TERM OBLIGATIONS

On August 26, 1997, the Company entered into an agreement to issue an aggregate of $150,000 of Series A Convertible Participating Preferred Stock (the "Preferred Stock") to an investor group. The Preferred Stock will be issued in exchange for $150,000 principal amount of the Company's 5-1/2% Senior Convertible/Exchangeable Notes, which the investor group has agreed to purchase from Tribune Company in a privately negotiated transaction. The Preferred Stock is convertible into common stock at a conversion price of $10 per share (subject to adjustment in certain circumstances) resulting in 15,000,000 shares of common stock in the aggregate. The Preferred Stock is non-redeemable, bears no dividend, must be held for a period of at least eighteen months and is mandatorily convertible into common stock upon satisfaction of certain conditions. The closing of the transaction is subject to certain closing conditions, including approval of the Company's stockholders at a meeting which is scheduled to occur on December 4, 1997.

The Company has a revolving line of credit (the "Line") to provide a maximum availability of $50,000, of which $35,000 is outstanding at September 30, 1997. Borrowings under the line are due July 1, 1998 and bear interest at the prime rate. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.

6.        SUBSEQUENT EVENTS

On October 23, 1997, the Company agreed to acquire Creative Wonders LLC for a total purchase price of approximately $40,000, which includes cash and the value of employee stock options to be assumed by the Company. The closing of the transaction is subject to certain conditions, including expiration of applicable waiting periods under pre-merger notification regulations and the receipt of certain consents of third parties. The transaction is expected to close before the end of December 1997.

On November 6, 1997, the Company's Canadian subsidiary, Softkey Software Products Inc. ("SoftKey"), issued 4,072,000 special warrants in a private placement for proceeds of approximately $62 million. Following release of the proceeds from escrow as further described below, each special warrant will be exercisable without additional payment for one exchangeable non-voting share of SoftKey (an "Exchangeable Share"). SoftKey's Exchangeable Shares are exchangeable on a one-for-one basis for common stock of the Company. The proceeds of the private placement will be held in escrow subject to the satisfaction of certain conditions, including approval of the holders of outstanding Exchangeable Shares and receipt of certain regulatory approvals.

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

The Company's families of educational products are principally sold under The Learning Company and MECC brands and include among other products the "Reader Rabbit" family, "Trail" family, "Writing and Creativity Tools" family, "College Prep" family, and the "Foreign Languages" family. In addition to consumer versions, the Company also publishes school editions of a number of these products. The Company's reference products include a line of Compton's Home Library branded products (including Compton's Interactive Encyclopedia), as well as the American Heritage Talking Dictionary, Mosby's Medical Encyclopedia and BodyWorks and Cyber Patrol, an internet filtering product. The Company's premium productivity and lifestyle products are largely published under the SoftKey brand. The Company also publishes lower priced boxed products under the "Key" and "Classic" brands and a line of budget, jewel-case only products under the "Platinum" brand.

The Company distributes its products through retail channels, including direct sales to computer electronics stores, office superstores, mass merchandisers, discount warehouse stores and software specialty stores which control over 23,000 North American storefronts. The Company also sells its products directly to consumers through the mail, telemarketing and the Internet, and directly to schools. The Company's international sales are conducted from subsidiaries in Germany, France, Holland, Ireland, the United Kingdom, Australia and Japan. The Company also derives revenue from licensing its products to original equipment manufacturers ("OEMs"), which bundle the Company's products for sale with computer systems or components and through on-line offerings.


RESULTS OF OPERATIONS

         NET LOSS. The Company incurred a net loss of $97,805 ($1.98 per share) on revenues of $96,051 in the Third Quarter 1997 and a net loss of $306,178 ($6.25 per share) on revenues of $272,236 in the Nine Months Ended September 30, 1997 as compared to a net loss of $93,179 ($2.08 per share) on revenues of $90,055 in the Nine Months Ended September 30, 1996. The net loss in the Third Quarter 1997 and 1996 and the Nine Months Ended September 30, 1997 and 1996 is a result of the effect of the amortization and merger related charges of $126,930, $120,818, $374,119 and $373,407, respectively.

         REVENUES. Revenues by distribution channel for the Third Quarter 1997 as compared to the Third Quarter

1996 and the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996 and the respective percentage of revenues are as follows:

                                      Three Months Ended September 30,             Nine Months Ended September 30,
                                   -------------------------------------       ---------------------------------------
                                     1997        %        1996        %          1997         %         1996        %
                                   -------     ----     -------     ----       --------     ----      --------    ----

Retail                             $40,683      42%     $50,394      56%       $114,490      42%      $123,503     52%
OEM                                  9,056       9%       8,113       9%         23,016       8%        21,708      9%
School                              13,252      14%       7,722       9%         37,550      14%        17,220      7%
Direct response                      9,283      10%       8,238       9%         29,004      11%        22,372      9%
International                       20,803      22%      14,453      16%         55,320      20%        37,123     16%
Tax software and services            2,974       3%       1,135       1%         12,856       5%        15,382      7%
                                   -------     ----     -------     ----       --------     ----      --------    ----
                                   $96,051     100%     $90,055     100%       $272,236     100%      $237,308    100%
                                   =======     ====     =======     ====       ========     ====      ========    ====


Retail sales declined as a percentage of total revenue for the Three Months Ended September 30, 1997 and the Nine Months Ended September 30, 1997 as compared to the Three Months Ended September 30, 1996 and the Nine Months Ended September 30, 1996 primarily due to lower revenues in certain mall-based chains due to a reduction in stores in those chains. During the Third Quarter 1997, the Company launched several new products which included: The American Girls Premier and Compton's Interactive Encyclopedia '98 Deluxe. International sales increased primarily as a result of a license and distribution transaction in Australia and revenues from the acquisitions of Edusoft SA and Domus BV in 1996, which were purchase transactions. Direct response revenues increased due to increased revenues from the outbound telephone sales program. School sales increased as a result of the revenues from the acquisitions of Skills Bank Corporation and Learning Services Inc. in September 1997. Revenues from the Tax Division increased for the Three Months Ended September 30, 1997 as compared to the Three Months Ended September 30, 1996 as a result of product introductions being shipped earlier in the income tax season in order to meet customer delivery dates.

         COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the Third Quarter 1997 as compared to the Third Quarter 1996 and the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996 are as follows:

                                  Three Months Ended September 30,             Nine Months Ended September 30,
                                ------------------------------------        -------------------------------------
                                  1997        %        1996       %           1997        %        1996        %
                                -------      ---     -------     ---        --------     ---     --------     ---

Costs of production             $25,573      27%     $23,095     26%        $ 75,210     27%     $ 63,799     27%

Sales and                        19,425      20%      17,061     19%          59,350     22%       48,311     20%
marketing
Research and
    development                   9,189      10%       9,710     10%          29,835     11%       26,457     11%
General and
    administrative                6,892       7%       7,044      8%          23,537      9%       20,794      9%
                                -------      ---     -------     ---        --------     ---     --------     ---
                                $61,079      64%     $56,910     63%        $187,932     69%     $159,361     67%
                                =======      ===     =======     ===        ========     ===     ========     ===

Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, increased in the Third Quarter 1997 as compared to the Third Quarter 1996 from 26% to 27%, and remained constant in the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996 at 27%. The increase in costs of production as a percentage of revenues from Third Quarter 1997 to Third Quarter 1996 was caused by lower selling prices for the Company's products from the prior year. This increase was offset for the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996 by a decrease in costs of production as a percentage of revenues, which was caused by reduced prices on the cost to manufacture products.

Sales and marketing expenses increased to 20% of revenues in the Third Quarter 1997 as compared to 19% of revenues in the Third Quarter 1996 and increased to 22% of revenue for the Nine Months Ended September 30, 1997 as compared to 20% in the Nine Months Ended September 30, 1996. The increase relates to higher spending on retail channel marketing and trade promotion programs.

Research and development expenses remained constant at 10% of revenues in the Third Quarter 1997 as compared to the Third Quarter 1996, and 11% of revenues in the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996.

General and administrative expenses decreased to 7% of revenues for the Third Quarter 1997 as compared to 8% for the Third Quarter 1996 and remained constant at 9% for the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996. The reduction of general and administrative expenses in Third Quarter 1997 as compared to Third Quarter 1996 is primarily the result of continued efforts to reduce both fixed costs and employee headcount.

The Company reported merger and amortization charges in the Third Quarter 1997 and the Third Quarter 1996 of $126,930 and $120,818, respectively, and during the Nine Months Ended September 30, 1997 and the Nine Months Ended September 30, 1996, charges of $374,119 and $373,407, respectively, resulting primarily from the acquisitions of The Learning Company ("The Former Learning Company"), Compton's New Media, Inc. and Compton's Learning Company (collectively "Compton's") and Minnesota Educational Computing Corporation ("MECC"). The charges in the Nine Months Ended September 30, 1996 include $56,688 related to in-process technology write-offs, with the remainder relating to amortization of goodwill and acquired technology related assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $110,120 at December 31, 1996 to $96,610 at September 30, 1997. This decrease was attributable to the repurchase of $28,000 of 5 1/2% Senior Convertible Notes due 2000 (the "Senior Convertible Notes") net of other financing proceeds, payments for other merger related liabilities and purchases of equipment of $48,453 offset by cash generated from operations of approximately $50,353. Included in cash from operations is $12,925 of interest paid related to the Senior Convertible Notes and the 5-1/2% Senior Convertible/Exchangeable Notes due 2000 held by Tribune Company (the "Tribune Notes").

As of November 15, 1997, the Company has outstanding $303,650 principal amount Senior Convertible Notes and $150,000 principal amount Tribune Notes. The Senior Convertible Notes and Tribune Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices. Should the Senior Convertible Notes and the Tribune Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to re-finance the notes under favorable terms or at all.

On August 26, 1997, the Company announced that it had entered into an agreement to issue an aggregate of $150,000 of Series A Convertible Participating Preferred Stock (the "Preferred Stock") to an investor group. The Preferred Stock will be issued in exchange for $150,000 principal amount of the Company's 5-1/2% Senior Convertible/Exchangeable Notes, which the investor group has agreed to purchase from Tribune Company in a private negotiated transaction. The Preferred Stock is convertible into common stock at a conversion price of $10 per share (subject to adjustment in certain circumstances) resulting in 15,000,000 shares of common stock in the aggregate. The Preferred Stock is non-redeemable, bears no dividend, must be held for a period of at least eighteen months and is manditorily convertible into common stock upon satisfaction of certain conditions. The closing of the transaction is subject to certain closing conditions, including approval of the Company's stockholders at the annual meeting of stockholders which is scheduled to occur on December 4, 1997. The issuance of the Preferred Stock would reduce the Company's annual interest expense by $8,250.

On November 6, 1997, the Company's Canadian subsidiary, Softkey Software Products Inc. ("SoftKey"), issued 4,072,000 special warrants in a private placement for proceeds of approximately $62 million. Following release of the proceeds from escrow as further described below, each special warrant will be exercisable without additional payment for one exchangeable non-voting share of SoftKey (an "Exchangeable Share"). SoftKey's Exchangeable Shares are exchangeable on a one-for-one basis for common stock of the Company. The proceeds of the private placement will be held in escrow subject to the satisfaction of certain conditions, including approval of the holders of outstanding Exchangeable Shares and receipt of certain regulatory approvals.

On August 1, 1996, the Company announced that its Board of Directors authorized the repurchase by the Company over the next twelve months of up to $50,000 principal amount of its Senior Convertible Notes from time to time in the open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. During the Third Quarter 1997, Senior Convertible Notes declined by $10,000. During the Nine Months Ended September 30, 1997, Senior Convertible Exchangeable Notes declined by $28,000. In September 1997, the Company announced that it has repealed its previously announced 3,000,000 share common stock repurchase program.

The Company has in place a revolving line of credit (the "Line") to provide for a maximum availability of $50,000, of which $35,000 is outstanding at September 30, 1997. Borrowings under the Line become due on July 1, 1998 and bear interest at the prime rate. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company.

The Company, through its wholly owned subsidiary The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable on a revolving basis during a five year period ending September 30, 2002 of up to $75,000. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts.

On October 23, 1997, the Company agreed to acquire Creative Wonders LLC for a total purchase price of approximately $40,000, which includes cash and the value of employee stock options to be assumed by the Company. The closing of the transaction is subject to certain conditions, including expiration of applicable waiting periods under pre-merger notification regulations and the receipt of certain consents of third parties. The transaction is expected to close before the end of December 1997.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

On February 24, 1997, the Company terminated its business relationship with Stream International, Inc. ("Stream"), and, on February 26, 1997, filed suit against Stream in Massachusetts Superior Court for Middlesex County, seeking injunctive relief and damages resulting from Stream's delayed and defective performance of its manufacturing and distribution obligations. Stream responded to the complaint by denying the Company's claims and asserting counterclaims for certain outstanding invoices and other matters. As of September 4, 1997 the parties settled the litigation. The Company had previously accrued for the anticipated settlement in its financial statements; accordingly, the settlement did not have any material impact on the Company's results of operations.

The Company is subject to various other pending claims. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES.

On September 19, 1997, the Company issued 709,976 shares of the Company's common stock to the former stockholder of Learning Services Inc. ("Learning Services") in connection with the Company's acquisition of Learning Services. On
September 29, 1997, the Company issued 1,069,286 shares of the Company's common stock to the former stockholders of Skills Bank Corporation ("Skills Bank") in connection with the Company's acquisition of Skills Bank. On October 2, 1997, the Company issued 955,819 shares of the Company's common stock to the former stockholders of Microsystems Software, Inc. ("Microsystems") in connection with the Company's acquisition of Microsystems.

For each issuance described above the Company has relied upon the exemption from registration under Section 4(2) of the Securities Act. The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company, other than accredited investors, and each purchaser, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment.

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

  10.1 Securities Purchase Agreement dated as of August 26, 1997 between TLC and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P. and
           Thomas H. Lee Foreign Fund III, L.P.(7)

  10.2     Securities Purchase Agreement dated as of August 26, 1997 TLC and
           Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates,
           L.P. and BCIP Trust Associates, L.P.(7)

  10.3     Securities Purchase Agreement dated as of August 26, 1997 TLC and
           Centre Capital Investors II, L.P., Centre Capital Tax-Exempt
           Investors II, L.P., Centre Capital Offshore Investors II, L.P. ,
           State Board of Administration of Florida, Centre Parallel Management
           Partners, L.P. and Centre Partners Coinvestment, L.P.(7)

  10.4     Stock Option Agreement dated as of August 26, 1997 between TLC and
           Thomas H. Lee Company.(7)

  10.5     Stock Option Agreement dated as of August 26, 1997 between TLC and
           Bain Capital, Inc.(7)

  10.6     Stock Option Agreement dated as of August 26, 1997 between TLC and
           Centre Capital Investors II, L.P.(7)

-----------------
*     Denotes management contract or compensatory plan or arrangement.

 1 Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

 2 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 6, 1996.

 3 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

 4 Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

 5 Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

 6 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

 7 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 26, 1997


(b)   REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K dated August 26, 1997 reporting that it had entered into separate Securities Purchase Agreements with affiliates of Thomas H. Lee Company, Bain Capital, Inc. and Centre Partners Management LLC pursuant to which the Company will issue an aggregate of 750,000 shares of Series A Convertible Participating Preferred Stock of the Company in exchange for the surrender of the Company's 5 1/2% Senior Convertible/ Exchangeable Notes due 2000 in an aggregate principal amount of $150,000,000 then to be held by such investors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THE LEARNING COMPANY, INC.



                           /s/ R. Scott Murray
                           ----------------------------------------------------
                           R. Scott Murray
                           Executive Vice President and Chief Financial Officer (principal financial and accounting officer)


November 15, 1997

                                  EXHIBIT INDEX




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

  10.1 Securities Purchase Agreement dated as of August 26, 1997 between TLC and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P. and
           Thomas H. Lee Foreign Fund III, L.P.(7)

  10.2     Securities Purchase Agreement dated as of August 26, 1997 TLC and
           Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates,
           L.P. and BCIP Trust Associates, L.P.(7)

  10.3     Securities Purchase Agreement dated as of August 26, 1997 TLC and
           Centre Capital Investors II, L.P., Centre Capital Tax-Exempt
           Investors II, L.P., Centre Capital Offshore Investors II, L.P. ,
           State Board of Administration of Florida, Centre Parallel Management
           Partners, L.P. and Centre Partners Coinvestment, L.P.(7)

  10.4     Stock Option Agreement dated as of August 26, 1997 between TLC and
           Thomas H. Lee Company.(7)

  10.5     Stock Option Agreement dated as of August 26, 1997 between TLC and
           Bain Capital, Inc.(7)

  10.6     Stock Option Agreement dated as of August 26, 1997 between TLC and
           Centre Capital Investors II, L.P.(7)

---------------------
 *    Denotes management contract or compensatory plan or arrangement.

(1) Incorporated by reference to schedules included in the Company's definitive Joint Management Information Circular and Proxy Statement dated December 27, 1993.

 2 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 6, 1996.

 3 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

 4 Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-3 (Reg No. 333- 145), filed January 26, 1996.

 5 Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

 6 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

 7 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 26, 1997.