Form 10-K
period 1998-01-03
LEARNING CO INC
filed 1998-03-13
CIK 719612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----                      EXCHANGE ACT OF 1934

                   For the fiscal year ended January 3, 1998.

                        Commission file number: 1-12375

                           THE LEARNING COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     94-2562108
----------------------------------------------       ---------------------------------
(State or other jurisdiction of incorporation)       (IRS Employer Identification No.)

            ONE ATHENAEUM STREET
          CAMBRIDGE, MASSACHUSETTS                                 02142
   ----------------------------------------                      ----------
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (617) 494-1200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS              NAME OF EXCHANGE ON WHICH REGISTERED
    ----------------------------         ------------------------------------

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

                                Yes   X        No
                                    -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of February 2, 1998 was approximately $779,986,631. As of February 2, 1998, 49,919,124 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders expected to be held in May 1998 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----

1.       Business                                                             3

2.       Properties                                                          12

3.       Legal Proceedings                                                   13

4.       Submission of Matters to a Vote of Security Holders                 14


                                     PART II

5.       Market for the Registrant's Common Stock

         and Related Stockholder Matters                                     16

6.       Selected Financial Data                                             17

7.       Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                           18

8.       Consolidated Financial Statements and Supplementary Data            30

9.       Changes in and Disagreements with Accountants on Accounting

         and Financial Disclosure                                            55

                                    PART III

10.      Directors and Executive Officers of the Registrant                  55

11.      Executive Compensation                                              55

12.      Security Ownership of Certain Beneficial Owners and Management      55

13.      Certain Relationships and Related Transactions                      55

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K     56

ITEM 1.  BUSINESS

     The Learning Company, Inc. ("TLC" or the "Company") develops and publishes a broad range of high quality branded consumer software for personal computers ("PCs") that educate across every age category, from young children to adults. The Company's primary emphasis is in educational and reference software, but it also offers a selection of lifestyle, productivity and, to a lesser extent, entertainment products, both in North America and internationally.

     The Company's educational products are principally sold under a number of well known brands, including The Learning Company, MECC and Creative Wonders brands. The Company develops and markets educational products for children ages 18 months to 7 years in the popular "Reader Rabbit" family, which includes both single-subject and multi-subject titles such as Reader Rabbit's Reading 1 and Reader Rabbit's Math 1, and Reader Rabbit's Toddler, Reader Rabbit's Pre-school, Reader Rabbit's Kindergarten and Reader Rabbit's 1st Grade. The Company also publishes educational products for this age group based on the popular Sesame Street and Madeline characters, among others. For children seven years and older, the Company develops and markets engaging educational products such as the long-running "Trail" series, which includes Oregon Trail 3rd Edition, as well as products based on the popular Baby-Sitter's Club books. During 1997, the Company launched its American Girls Premiere title, which is marketed towards girls in this age group.

     The Company develops and markets several different lines of software designed to teach children and adults such foreign languages as French, German, Spanish and Japanese. These lines include, among others, the Learn to Speak and Berlitz lines of products.

     The Company's reference products include the "Compton's Home Library" line which includes, among others, Compton's Interactive Encyclopedia and Compton's World Atlas. In addition, the Company offers a line of medical reference products that includes BodyWorks, Home Medical Reference Library and Mosby's Medical Encyclopedia. The Company's productivity line is marketed under the SoftKey and the Creative Office brands. The Company also publishes a lower-priced line of products in box version under the Key and Classics brands and a jewel-case only version under the SoftKey brand.

     During 1997, the Company began offering an Internet filtering product with the introduction of the popular Cyber Patrol, which allows parents and teachers to choose what content on the Internet is appropriate for children. Adults can choose to block material organized into many different categories such as violence, nudity, and explicit sexual material and hate speech. In addition to marketing the product to homes and schools, the Company is also marketing to corporations a version of Cyber Patrol that can block sites with content such as sports, leisure and shopping to improve productivity in the office.

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

     The Company has a history of acquiring companies in order to broaden its product lines and sales channels. During 1997, the Company completed a number of small complementary acquisitions in the educational software segment. During the third quarter of 1997, the Company acquired Learning Services Inc. ("Learning Services") (a national school software catalog for teachers), Skills Bank Corporation ("Skills Bank") (a developer of older age and remedial educational software for schools) and Microsystems Software, Inc. ("Microsystems") (an Internet filtering publisher and creator of Cyber Patrol). During the fourth quarter of 1997, the Company acquired control of Creative Wonders, L.L.C. ("Creative Wonders") (a developer of branded children's educational software) and acquired TEC Direct, Inc. ("TEC Direct") (the publisher of an educational consumer software catalog).

     The Company was incorporated in California in October 1978 and re-incorporated in Delaware in October 1986. In February 1994, the Company, which was then known as WordStar International Incorporated, completed a three-way business combination with SoftKey Software Products Inc. and Spinnaker Software Corporation in which the Company changed its name to SoftKey International Inc. In May 1996, the Company consummated the acquisition of Minnesota

Educational Computing Corporation (MECC) ("MECC"), an educational software publisher. That acquisition, together with the acquisitions in December 1995 of The Learning Company ("The Former Learning Company") and Compton's NewMedia, Inc. ("Compton's"), marked the completion of the Company's strategic initiative to expand its educational software franchise.

     In October 1996, the Company changed its name from SoftKey International Inc. to The Learning Company, Inc. to reflect its emphasis on educational software. The Company's executive offices are located at One Athenaeum Street, Cambridge, Massachusetts 02142. Its telephone number is (617) 494-1200, and its internet web site is located at http:/www.learningco.com.

INDUSTRY BACKGROUND

     The consumer software market has grown over the past few years as a result of several major trends, including the increasing installed base of PCs in the home, the improved multimedia capabilities of PCs and the increasing demand for a greater number of high quality, affordably priced software applications. In addition, consumers are exposed to software purchase opportunities from a wide variety of sources and with increased frequency. The Internet increased consumers exposure to a variety of software products and technologies and therefore increased their expectations for high quality multimedia educational and reference software. In addition to traditional software offerings, today's successful software companies should also be able to offer hybrid CD-ROM/Internet titles. The Company believes the Internet has reduced barriers to enter the market and has allowed competitors with less access to capital to compete effectively.

     Improved product performance, expanded memory and enhanced multimedia capabilities have been the main drivers of growth in the consumer software market. Improvements in multimedia technology have made possible engaging, highly interactive environments filled with rich content such as enhanced graphics, animation and photographs, realistic sounds and music and clips of film and video. These capabilities are particularly relevant to the education, reference, lifestyle and entertainment categories, as specific software purchases within these categories are largely driven by their content, appearance and degree of interactivity.

     The demand for a large number and broad spectrum of value-priced software products is also having significant impact on consumer software distribution. The distribution of consumer software has expanded beyond traditional software retailers and computer stores to include mass merchandisers, price clubs and superstores. As demand for consumer software has grown with improvements in multimedia technology, consumers have also grown more sophisticated in their expectations for software, requiring increasingly easy to use, content rich products. Furthermore, competition has continued to increase among new and existing multimedia software publishers, increasing price pressure and competition for limited retail shelf space. This competition is characterized by increased emphasis on channel marketing, coupon rebate programs and advertising. As this trend continues, it will become increasingly important for companies to achieve greater sell-through unit volumes through brand name recognition, to establish strong relationships with retailers and to consistently launch new product offerings with state-of-the-art capabilities and rich content.

PRODUCTS

     The Company develops, publishes and markets software products that educate across every age, from young children to adults. The Company strives for recognition from retailers, parents, teachers and students as the leader in educational and reference software. The Company's strategy is to leverage its name brands and breadth of content by selling across a range of price points and through multiple distribution channels. By creating software titles that parents and teachers trust to teach children fundamental skills at all age levels, the Company strives to create an ongoing buying relationship with its consumers that continues as their children grow older.

   The Learning Company and Creative Wonders Educational Software

     The Company's educational brands represent a series of products tailored to support the most fundamental learning topics taught in schools. The product lines are organized by age and by subject area, covering everything from learning essentials for pre-schoolers to test preparation for college-bound students and foreign language instruction for adults. Market research and an experienced staff of educational specialists seek to ensure that the content of each program is educational, engaging, age-appropriate, non-violent and effectively delivered. Highlights from the educational product line include:

- The Reader Rabbit series of software is designed to develop a lifelong love of learning in children ages 2 through 9. During 1997, the Company launched its early learning series of multi-subject titles including Reader Rabbit's Toddler, Reader Rabbit's Preschool, Reader Rabbit's Kindergarten and Reader Rabbit's 1st Grade. Other products in the Reader Rabbit series include Reader Rabbit's Reading 1, Reading 2 and Math 1. The Reader Rabbit series of products has been developed based on a wealth of research by educators, parents, children and reading specialists in order to create the most educational, engaging, easy-to-use reading and multi-subject software. In 1997, the Company expanded its line of multi-subject learning titles with the introduction of The Cluefinders' 3rd Grade Adventures, the first of a new series of products designed to meet the educational needs and interest of older children.

- The American Girls Premiere, which is based on The American Girls Collection successful line of historical fiction books, dolls and accessories from Pleasant Company, is a new creativity program designed for girls aged 7 to 12. The product allows young girls to bring American history to life by creating and producing their own plays featuring five of the American Girls Doll characters.

- The Trail series, including Oregon Trail 3rd Edition, are interactive education products where children learn about history and geography while taking part in exciting interactive adventures.

- The Munchers series of products for children ages 6 to 12 is used widely in both schools and homes to build children's skills and confidence in math, spelling and trivia.

- TLC is a leader in foreign language software with its four lines of products covering language instruction in Spanish, French, German, Italian, Japanese and English. Appropriate for high school age through adult users, each line combines state-of-the-art technology with advanced language learning techniques to create highly interactive and effective products, that meet the abilities, interests and price sensitivities of all consumers. Learn To Speak, is a comprehensive and complete interactive course using state of the art technology to develop all-around fluency for the entire family. The Berlitz line, designed to help the user learn a language quickly, is an effective and complete interactive language course branded with the famous Berlitz name. The For Everyone line uses a fun, easy and interactive approach to learning a foreign language and is designed for high school students and adults who want to learn real-life conversation. Berlitz Think and Talk, based on the proven Berlitz teaching method, offers a complete introductory language study at a value price.

- The Company markets a number of additional products for older children, including Success Builder - High School, Score Builder for the SAT and ACT, Treasure Mathstorm and Super Solvers Mission: T.H.I.N.K.

         During 1997, the Company acquired Creative Wonders, an educational software publisher. Creative Wonders focuses on creating educational software for children using well-known branded content. The Creative Wonders line of products are sold by the Company under the Creative Wonders brand and includes:

- The Sesame Street series using the well-known characters from Children's Television Workshop in a series of early learning titles that includes among others Sesame Street: Toddlers Deluxe, Sesame Street: Reading is Fun! (Toddler Edition), Sesame Street: Elmo's Preschool Deluxe, and Sesame
     Street: Get Set for Kindergarten Deluxe.

- The Madeline Classroom Companion Series is a fun and comprehensive way to help young girls get a successful start in school. This series includes
     Madeline: Preschool & Kindergarten, Madeline: 1st and 2nd Grade as well as a number of titles for children ages 5 and up such as European Adventures, Thinking Games and The Magnificent Puppet Show.

- The Schoolhouse Rock series reinforces essential learning skills for children to succeed in elementary school. The series includes Schoolhouse Rock 1st and 2nd Grade Essentials and Schoolhouse Rock 1st-4th Grade Math Essentials.

   Reference and Lifestyle Software

         The Compton's Home Library brand comprises a complete line of core reference, lifestyle and special interest programs. The Compton's Home Library products are designed specifically to meet consumers' home information needs. Each product in the line provides easy access to a wealth of information for researching, learning and exploring, with many providing direct links to the World-Wide-Web for up-to-date information. Products in this line include Compton's Interactive Encyclopedia-1998 Edition, Compton's World Atlas, Compton's Deluxe Weight Watchers Light and Tasty and Compton's Interactive Bible--NIV.

         The Company's medical reference products are among the best-selling titles in the industry. Strong brands and rich multimedia content enables the Company to sell these products across all of its channels. The Company offers a line of medical reference products that includes the popular BodyWorks, Home Medical Reference Library and Mosby's Medical Encyclopedia.

     Internet Filtering Software

         Cyber Patrol is the Company's popular Internet filtering software designed to help protect children in cyberspace. Cyber Patrol allows parents and teachers to choose what content on the Internet is appropriate for children. Adults can choose to block material organized into many different categories such as violence, nudity, explicit sexual material and hate speech. Cyber Patrol can be customized for use by up to 10 different children. Adults can add or delete specific sites based on their own beliefs and judgment, so that, for example, content blocked for a 7-year-old can remain available to a 15-year-old. The latest version, Cyber Patrol 4.0, offers a daily update of blocked sites, assuring even greater protection in a Web environment that changes daily. In addition to marketing the product to homes and schools, the Company is also marketing to corporations a version of Cyber Patrol that can block sites with content such as sports, leisure and shopping that improves productivity in the office.

     Productivity Software

         Productivity titles targeted at the home, small business and home office users are the flagship titles under the SoftKey brand. The price points and content of these programs are designed for the consumer who purchases programs to meet very specific needs. During 1997, the Company launched the "Creative Office" series. Included in this series are Calendar Creator 5.0, PhotoFinish 4.1 and Resume Pro 3.0. Each of these titles has had a long history of success in the productivity market. The "Key" line is designed to meet productivity needs of those users who appreciate good value and quality performance. This line includes a range of personal productivity tools, content such as fonts and clip art, office productivity solutions and design tools.

     Value Software

         The Value lines under the Key, SoftKey and Classic brands are recognized as top performers in the budget category of software. These lines offer consumers brand name software at affordable prices in a jewel case only and boxed format ranging in retail price from $9.99 to $14.95. The line covers all software categories including reference, education, productivity, lifestyle and games.

     Tax Software and Services

         In Canada, the Company is a supplier of income tax software products and services through its subsidiary SoftKey Software Products Inc. ("SoftKey"). Large and small accounting firms, corporations and small businesses in Canada rely on the Company to develop and annually update software products for all aspects of income tax preparation. The Company also publishes personal tax preparation software for use by individuals. The Company offers tax software products under the TaxPrep, CanTax, Informatrix, HomeTax and L'Impot Personnel brands.

SALES AND MARKETING

         The Company distributes its consumer software products through retail, direct response, OEMs and school channels within North America and through international channels throughout Europe and the Pacific Rim.

         Retail Channels. The Company has relationships with over 50 national retailers and direct distributors controlling over 23,000 individual North American storefronts where most of the nation's software sales occur. The Company's retail distribution strategy is to foster strong direct relationships with large retailers through a broad product offering, actively participating in channel management and innovative merchandising. These direct relationships have been the result of an established history of developing and publishing a wide range of products and actively working with retailers to understand consumer purchasing behavior and trends. Retailers routinely share sell-through sales data with the Company, providing the Company with the ability to proactively tailor its product offerings, modify distribution tactics and optimize product marketing, merchandising, promotions and mix for specific retail channels and stores. The Company sponsors merchandising programs and provides electronic data interchange ("EDI") to most major accounts. The Company intends to continue to build its relationships with the retail channels in an effort to further strengthen these strategic relationships. The Company's dealer sales channel consists of traditional PC hardware and software retail stores, including national and regional chains and superstores. Increasingly, the Company sells its products to office superstores such as Office Depot, OfficeMax and Staples, electronic superstores such as CompUSA, Circuit City and Best Buy and mass merchants such as Wal-Mart and K-Mart. In addition, the Company sells to distributors such as Ingram Micro Inc., GT Interactive and Navarre.

         Direct Response. The Company's database of over 7 million end-users provides many cross-marketing opportunities. The Company mailed over 16 million pieces of targeted direct mail in 1997. The Company typically utilizes targeted customer mailings highlighting specific products. Prior to a full mailing, the Company conducts test mailings at different price points and marketing approaches in order to maximize response rates from its customers. The Company also sells its products through direct mailings to potential end-users who are not part of the installed user base using rented mailing lists. The Company made approximately 4 million outbound telephone calls in 1997 to sell its products to its customers. The Company has electronic registration of its consumer software products that allows it to collect data from its customers that in turn provide customer leads for the direct response business. The Company maintains an Internet website which contains a catalog of the Company's products which consumers can use to browse through the Company's products and submit orders on-line or by telephone.

         Original Equipment Manufacturers. The objective of the Company's OEM sales strategy is to assist hardware manufacturers and on-line services to differentiate their product lines and to introduce the Company's brands to new computer hardware buyers. The Company licenses its software products to OEMs (including IBM, Apple, Compaq, Hewlett-Packard and America On-Line), which typically purchase the Company's products in higher volumes and at lower prices than retail stores and distributors. The manufacturing costs incurred by the Company for OEM sales are typically lower than for its boxed product because in many cases the products are duplicated by the OEMs and sold without packaging or, in some instances, documentation. In addition, the Company receives royalties from a number of OEMs that have no production costs, which results in higher gross margins for the Company.

         School Channel. The Company's efforts in the school channel focus on the unique needs of the school market through targeted and specialized marketing and services. The Company sells products directly to schools and school districts through field based direct sales representatives, telemarketing and direct mail. Sales are also made through authorized resellers and distributors including Educational Resources, Ingram Micro and Baker & Taylor. The Company markets its school products to over 795 key school districts, 85,000 school buildings and, in turn, to over 2.5 million classrooms across the United States. Through its subsidiary Learning Services, the Company publishes an educational software catalog for teachers and schools marketing products from most educational software publishers, including the Company, under the Learning Services brand. The Company intends to continue to leverage its established position in the school market to expand its sales in the home market. The Company believes that the history of acceptance of its products in schools, coupled with its broad range of award-winning products, positions it to further enhance its market share position and brand awareness in the home market.

         International. The Company believes that the international consumer software markets are rapidly growing as a result of trends similar to those driving the North American market. The Company operates subsidiaries outside of North America in Germany, France, Holland, Japan, the United Kingdom and Ireland. In addition, the Company has distributors in major European, Latin American and Pacific Rim countries, as well as in Australia and South Africa. The Company's subsidiaries in Ireland and Germany generally coordinate manufacturing and distribution for all of the Company's sales in Europe, Latin America and the Pacific Rim. Generally, retail stores outside of North America are more reliant on distributors than retail stores in North America. As distribution environments differ from country to country, the Company tailors its distribution strategy accordingly.

PRODUCT DEVELOPMENT

         The Company develops and publishes products through internal development as well as licensing. Approximately 83% of the Company's domestic revenues in 1997 were derived from products that have been internally developed. Through this dual product strategy approach, the Company is able to introduce new products while managing its research and development costs. During 1997, the Company launched a total of 53 new and upgraded North American premium education, reference and productivity products, of which 46 were developed internally.

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

         In certain instances, the Company's internally developed products contain components that have been developed by outside developers or authors and are licensed by the Company. The Company generally pays these outside developers/authors royalties based on a percentage of net sales or on a work-for-hire basis.

         The Company maintains principal research and development facilities and personnel in Framingham, MA; Fremont, CA; Knoxville, TN; Baltimore, MD and Minneapolis, MN. The Company's development efforts include product development, documentation and testing as well as the translation of certain of its products into foreign languages.

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

         Most of the Company's educational products have been designed and developed internally by Company employees. The Company also uses third-party designers, artists and programmers in its research and development efforts and expects to continue to do so in the future. The Company believes that a mix of internal and external third-party resources, as well as potential acquisitions of products or technologies, is a cost-effective method of facilitating the development of new educational software products. Products that are developed using external third parties are generally owned or licensed exclusively by the Company and are marketed under the Company's various brand names. During 1997, the Company launched The American Girls Premier, which combined the Company's advanced proprietary technology with the well-known American Girls brand. Similarly, through its Creative Wonders products, including the Sesame Street line, the Company seeks to capitalize on brands that are trusted by parents and teachers for their educational value.

         Licensed Products. The Company supplements its development efforts by acquiring the rights to products on either an exclusive or non-exclusive basis, both through the purchase of products and under royalty-bearing licenses. Generally, the Company's license agreements provide for the payment of royalties based on a percentage of the Company's net sales of such products.

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

         Both internally developed and licensed products under development are extensively tested by the Company's quality assurance department before being released for production. The department tests for defects, functionality, ease-of-use and compatibility the many of the popular PC and printer configurations that are available to consumers.

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

PRODUCTION

         The Company strives to minimize production costs, driving costs down as unit volumes and the rate of new title introductions increase through process efficiencies and economies of scale. Production of the Company's products involves the duplication of diskettes or CD-ROM disks and the printing and assembly of packaging, labels, user manuals and other purchased components. The Company subcontracts all of the manufacture and fulfillment of its products to third party vendors. In 1997, the production, assembly and distribution of the Company's North American products, with certain exceptions (including duplication of CD-ROM disks, school channel products and certain OEM products), was performed by two units of Bertelsmann AG (collectively, "BMG"). The Company believes that its existing production capacity is sufficient to handle anticipated increases in volume and titles into the foreseeable future. Manufacturing and assembly of the Company's international products take place primarily at the Company's facilities in Dublin, Ireland and to a lesser extent in Munich, Germany.

TECHNICAL SUPPORT

         The Company provides a variety of technical support services to dealers, distributors, corporations and end-users. Users of the Company's products generally receive free telephone support for the life of the product (i.e. until the next version is released or manufacturing of the product is discontinued). This support is principally provided by the Company's Technical Support Center in Knoxville, TN.

COMPETITION

         The consumer software industry is intensely and increasingly competitive and is characterized by rapid changes in technology and customer requirements. The Company competes for retail shelf space and general consumer awareness with a number of companies that market consumer software. The Company encounters competition from both established companies, including the largest companies in the industry and new companies that may develop comparable or superior products. A number of the Company's competitors and potential competitors possess significantly greater capital, marketing resources and brand recognition than the Company. Rapid changes in technology, product obsolescence and advances in computer software and hardware require the Company to develop or acquire new products and to enhance its existing products on a timely basis. The Company's marketplace has recently experienced a higher emphasis on on-line and Internet related services and content tailored for this new distribution channel. To the extent that demand increases for on-line products and content, the demand for the Company's existing products may change. There can be no assurance that the Company will be able to maintain market share or that the market for the Company's products will not to erode, and otherwise compete successfully in the future.

         Competitive pressures in the consumer software industry have resulted, and the Company believes are likely to continue to result, in more innovative channel marketing and advertising in the future. During 1997, the Company and many of its competitors began using rebate coupons in order to induce consumers to purchase their products. In addition, the Company uses various forms of print and television advertising to enhance brand and product awareness. The use of these methods of channel marketing and advertising is becoming more prevalent among the larger consumer software publishers. To the extent that the Company fails to match competitors' future channel marketing and advertising programs it could risk loss of market share and corresponding revenues and operating profits. Furthermore, during early 1997, the Company reduced the retail selling prices of many of its core educational products in order to remain competitive in the market place. There can be no assurance that the Company's selling prices will not decline in the future or that the Company will not respond to such declines with additional price reductions or marketing programs. Such price reductions or marketing programs may reduce the Company's revenues and operating margins in the future.

         Large companies with substantial bases of intellectual property content in the motion picture and media industries, sophisticated product marketing and technical abilities and/or financial resources that may not need to realize an immediate profit or return on investment have increasingly entered the consumer software market. These competitors include: Microsoft, Disney, Mattel, Hasbro, IBM and Cendant Corporation (formerly CUC International Inc.). For example, technology companies have begun to acquire greater access to branded content, and content-oriented companies have begun to acquire greater technological capabilities. To the extent that competitors achieve a performance, price or distribution advantage, the Company could be adversely affected. Furthermore, increased consolidation of the consumer software market may impact future growth potential and performance.

         In the retail distribution channel resellers typically have a limited amount of shelf space and promotional resources. There is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer computer platforms and products increases, competition for shelf space may also increase. Mass merchants such as Wal-Mart are increasingly representing a larger portion of the Company's revenues. As these retailers achieve greater market share from the traditional software retailers, the Company may experience higher marketing costs and increased competition for shelf space, which could impact future sales and operating margins. Additionally, as technology evolves, the type and number of distribution channels will further change and new types of competitors, such as cable or telephone companies, may emerge. There can be no assurance that the Company will compete effectively in these channels.

         The retail channels of distribution available for products are subject to rapid changes as retailers and distributors enter and exit the consumer software market or alter their product inventory preferences. Other types of retail outlets and methods of product distribution may become important in the future. These new methods may include delivery of software using on-line services or the Internet, which will necessitate certain changes in the Company's business and operations including addressing operational challenges such as improving download time for pictures, images and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. Should on-line distribution channels increase, the Company will be required to modify its existing technology platforms in order for its products to be compatible and remain competitive. It is critical to the success of the Company that, as these changes occur, it maintains access to those channels of distribution offering software in its market segments.

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

PROPRIETARY RIGHTS AND LICENSES

         Consistent with industry practice, the Company does not have signed license agreements with the end-users of its products, and its products do not contain mechanisms to inhibit unauthorized copying. Instead, the Company relies on the copyright laws to prevent unauthorized distribution of its software. The Company also relies on a combination of trade secret, patent, trademark and other proprietary rights, laws and license agreements to protect its proprietary rights. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to obtain and use information the Company regards as proprietary.

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

         The Company periodically receives communications alleging or suggesting that its products may incorporate material covered by the copyrights, trademarks or other proprietary rights of third parties. With increased use of music, video and animation in CD-ROM products and the increased number of products on the market generally, the Company is likely to experience an increase in the number of infringement claims asserted against it in the future. With respect to licensed products, the Company is generally indemnified against liability on these matters. The Company's policy is to investigate the factual basis of such communications and to resolve such matters promptly by enforcing its rights, negotiating licenses (if necessary) or taking other appropriate actions.

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

HISTORY

         Corporate Background. The Company was founded and incorporated in California under the name MicroPro International Corporation in October 1978. In November 1986, it changed its state of incorporation from California to Delaware, and in May 1989, it changed its corporate name to WordStar International Incorporated. In February 1994, WordStar changed its name to SoftKey International Inc. in connection with a three-way business combination including the Company, SoftKey Software Products Inc. ("Former SoftKey") and Spinnaker Software Corporation ("Spinnaker") (the "Three-Party Combination"). The business of Former SoftKey prior to such transaction commenced in 1984 and focused originally on vertical software applications, or software packages designed for specific types of businesses. By 1993, Former SoftKey was generally engaged in the computer software and services businesses, operating in three business units: a publishing division, which acquired software application packages from various software developers and distributed them to end users; a tax division, which developed and distributed professional tax software products and also engaged in the computer processing of tax data; and a consulting division, which has been discontinued. After the Three-Party Combination, the Former SoftKey publishing division operations were consolidated with the operations of the Company and SoftKey continued to operate the businesses of the tax division.

         In 1995 and 1996, the Company acquired several educational software companies, including The Former Learning Company, Compton's, tewi Verlag GmbH, Edusoft S.A. and MECC. In October 1996, the Company changed its name to The Learning Company, Inc. to reflect its expanded emphasis on educational software.

         During 1997, the Company expanded its presence in education software with the acquisitions of Creative Wonders, Skills Bank, Learning Services, TEC Direct and Microsystems.

EMPLOYEES

         At February 2, 1998, the Company had 1,525 full time employees. The Company believes that its success is highly dependent on its ability to attract and retain qualified employees. As necessary, the Company supplements its regular employees with temporary and contract personnel. No employees are covered by a collective bargaining agreement, and there have been no work stoppages.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Financial Information pertaining to the Company's foreign and domestic operations is set forth in the Consolidated Financial Statements - Note 12, included in Part II, Item 8 and presented as a separate section of this report.

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

         Important factors and assumptions that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include the factors which are responsible for period-to-period fluctuations in the Company's operating results generally. These factors include without limitation the integration of operations resulting from acquisitions of companies, delays in customer purchases in anticipation of upgrades to existing products or release of competitive products, currency fluctuations, dealer and distributor order patterns and seasonality of buying patterns of customers and the historic and recurring pattern of Company sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks of each quarter, making predictions of revenues and earnings especially difficult and resulting in substantial risk of variance of actual results from those foregoing at any time prior to near the quarter close. Additional factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include without limitation the Company's ability to develop and introduce new products or new versions of existing products, the timing of such new product introductions, expenses relating to the development and promotion of such new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, changes or disruptions in the consumer software distribution channels, the effects of general economic conditions, the rate of growth in the consumer software industry, the impact of competitive products and pricing in the consumer software industry, the sufficiency of the Company's production capacity to meet future demand for its products and the Company's ability to continue to exploit new channels of distribution for its products. In the past the Company has grown partially by acquisition, some of which have been accounted for by the purchase method, resulting in large amounts of goodwill and amortization charges. The Company may enter into similar transactions in the future. Additional factors that may cause the Company's actual results to vary from those set forth in forward-looking statements are described elsewhere in the Annual Report on Form 10-K under the heading "Future Operating Results".

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

ITEM 2.           PROPERTIES

FACILITIES

         The Company's headquarters are currently located in approximately 71,000 square feet of leased space in an office building in Cambridge, Massachusetts, where the Company's executive, operational, administrative and certain sales activities are currently conducted. The lease for the Cambridge facility expires in December 2001. The Company leases approximately 66,000 square feet of office and warehouse space in Fremont, California expiring from October 1999 to March 2003, which is primarily used for marketing and development of its educational products. The Company leases approximately 50,000 square feet of office space in Minneapolis, Minnesota, which is used primarily for its school sales operation, and the development of certain of its educational products. The Minneapolis lease expires in January 1999. The Company leases approximately 38,000 square feet of office space in Knoxville, Tennessee, which is primarily used for development of the Company's foreign language based products and for its technical support activities. The Knoxville leases expire in May 2000 and April 2001. The Company also leases various office, manufacturing and warehouse space in Framingham, Massachusetts; Eugene, Oregon; Baltimore, Maryland; Boulder, Colorado; and certain other states in which it operates.

         The Company's Canadian subsidiary, SoftKey Software Products Inc., owns land and a building with approximately 19,000 square feet of office space in Sherbrooke, Quebec, leases approximately 35,000 square feet of office space in Mississauga, Ontario, which expires in September 2000, and leases additional warehouse and office space in Mississauga, Ontario, Sherbrooke, Quebec, and Calgary, Alberta.

         The Company also leases various office, manufacturing and warehouse space in London, England; Dublin, Ireland; Munich, Germany; Amsterdam, Holland; Paris, France and certain other foreign countries in which it operates.

         The Company believes that its facilities, in general, are adequate for its present and currently foreseeable needs. All properties leased or owned by the Company are in suitable condition for the purposes for which they are used by the Company.

ITEM 3.           LEGAL PROCEEDINGS

         On February 24, 1997, the Company terminated its business relationship with Stream International Inc. ("Stream"), and, on February 26, 1997, filed suit against Stream in Massachusetts Superior Court for Middlesex County, seeking injunctive relief and damages resulting from Stream's delayed and defective performance of its manufacturing and distribution obligations. Stream responded to the complaint by denying the Company's claims and asserting counterclaims for certain outstanding invoices and other matters. As of September 4, 1997 the parties settled the litigation. The Company had previously accrued for the anticipated settlement in its financial statements; accordingly, the settlement did not have a material impact on the Company's results of operations.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's 1997 Annual Meeting of Stockholders was held on December 4, 1997.

(b) The following directors were elected at the meeting, and no other directors' terms of office continued after the meeting: Lamar Alexander, Michael A. Bell, James C. Dowdle, Robert Gagnon, Kevin O'Leary, Charles L. Palmer, Michael J. Perik, Carolynn Reid-Wallace, Robert A. Rubinoff and Scott M. Sperling.

(c) The first matter voted upon at the meeting was the election of Directors. Each of the nominees was elected as a director to serve until the Company's 1998 Annual Meeting and until his successor is elected and qualified. The votes for each of the nominees were reported as follows:


         Lamar Alexander                    For:              40,435,550
                                            Withheld:          2,742,719

         Michael A. Bell                    For:              40,434,418
                                            Withheld:          2,743,851

         James C. Dowdle                    For:              40,437,088
                                            Withheld:          2,741,181

         Robert Gagnon                      For:              40,440,973
                                            Withheld           2,737,296

         Kevin O'Leary                      For:              40,436,851
                                            Withheld:          2,741,418

         Charles L. Palmer                  For:              40,440,574
                                            Withheld:          2,737,695

         Michael J. Perik                   For:              40,434,702
                                            Withheld:          2,743,567

         Carolynn Reid-Wallace              For:              40,437,162
                                            Withheld:          2,741,107

         Robert A. Rubinoff                 For:              40,440,118
                                            Withheld:          2,738,151

         Scott M. Sperling                  For:              36,916,091
                                            Withheld:          6,262,178

The second matter voted upon at the meeting was the ratification of the Board's appointment of Coopers & Lybrand L.L.P. as independent public accountants for the fiscal year ended January 3, 1998. Such appointment was approved. The votes were reported as follows:


         Coopers & Lybrand L.L.P.           For:              43,000,082
                                            Against:             100,503
                                            Abstain:              77,684

The third matter voted upon at the meeting was a proposal to approve the Company's 1996 Non-Employee Director Stock Option Plan. Such proposal was approved. The votes were reported as follows:


         Approval of the 1996 Non-          For:              23,651,379
         Employee Director Stock            Against:          10,169,890
         Option Plan                        Abstain:             149,009
                                            Non-Votes:         9,207,991

The fourth matter voted upon at the meeting was a proposal to approve the Company's 1997 Employee Stock Purchase Plan. Such proposal was approved. The votes were reported as follows:


        Approval of the 1997                For:              32,759,045
        Employee Stock Purchase             Against:           1,096,471
        Plan                                Abstain:             114,762
                                            Non-Votes:         9,207,991

The fifth matter voted upon at the meeting was a proposal to approve the amendments to the Company's Long Term Equity Incentive Plan (the "LTIP"), to increase the number of shares issuable under the LTIP from 7,000,000 to 9,000,000 and to eliminate the Company's ability to grant options at below the fair market value of the common stock at the time of the grant. Such proposal was approved. The votes were reported as follows:

        Approval of the LTIP                For:              21,328,251
        Amendments                          Against:          12,510,047
                                            Abstain:             131,980
                                            Non-Votes:         9,207,991

The sixth matter voted upon at the meeting was a proposal to approve the issuance of an aggregate of 750,000 shares of Series A Convertible Participating Preferred Stock of the Company to affiliates of Thomas H. Lee Company, Bain Capital, Inc. and Centre Partners Management LLC. Such proposal was approved. The votes were reported as follows:

        Approval of Issuance of             For:              30,071,671
        Shares                              Against:           3,215,432
                                            Abstain:             177,392
                                            Non-Votes:         9,713,775

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock is listed on the New York Stock Exchange under the symbol "TLC." As of February 2, 1998, to the Company's knowledge, there were approximately 1,469 holders of record of the common stock. The Company has not paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

         The following sets forth the quarterly high and low sales prices for the fiscal periods indicated.

1996                                          High             LOW
                                              ----             ---
  First Quarter                             $27.75           $13.375
  Second Quarter                             30.3125          17.25
  Third Quarter                              22.375           15.25
  Fourth Quarter                             25.75            13.375


1997                                          High             LOW
                                              ----             ---
  First Quarter                             $18.00           $ 5.75
  Second Quarter                              9.625            5.50
  Third Quarter                              15.75             8.5625
  Fourth Quarter                             20.50            13.78125


         On December 30, 1997, the Company issued 424,010 shares of the Company's common stock to the former stockholders of TEC Direct, Inc. ("TEC Direct") in connection with the Company's acquisition of TEC Direct. On January 21, 1998, the Company issued an additional 5,723 shares of common stock to complete the acquisition. For such issuances the Company has relied upon the exemption from registration under Section 4(2) of the Securities Act of 1993 (the "Securities Act"). The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company, other than accredited investors, and each purchaser, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment.

         On December 5, 1997, the Company issued 750,000 shares of its Series A Convertible Participating Preferred Stock (the "Preferred Stock") to certain institutional investors in exchange for the surrender of the Company's 5-1/2% Convertible/Exchangeable Notes due 2000 in the aggregate principal amount of $150,000,000, which the investors purchased from Tribune Company in a private transaction. Each share of the Preferred Stock has an initial liquidation preference of $200 and is initially convertible into 20 shares of the Company's common stock, subject to adjustment in certain circumstances. For the issuance of the Preferred Stock, the Company relied on the exemption from registration under Section 4(2) of the Securities Act. The basis for this exemption is satisfaction of the conditions of Rule 506 of the Securities Act in that the offers and sales satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company, other than accredited investors, and each purchaser, either alone or with its purchaser representative, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the prospective investment.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial data presented below for the Years Ended December 31, 1997, 1996, 1995 and 1994, the six month period ended December 31, 1993 (the "Transition Period Ended December 31, 1993") and the Year Ended June 30, 1993 are derived from the Company's audited consolidated financial statements. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, included elsewhere in this report.

OPERATING INFORMATION:

                                                                                                 Transition
                                                                                                Period Ended        Year Ended
                                              Years Ended December 31, 30,                       December 31,        June 30,
                             --------------------------------------------------------------     -------------      ------------
                                 1997            1996             1995             1994              1993              1993
                             -----------     -----------      ------------      -----------     -------------      ------------
                                                      (In thousands, except share and per share data)

Revenues                     $   392,438     $   343,321      $    167,042      $   121,287      $     41,645      $    109,704
Operating income (loss)         (393,055)       (381,312)          (60,870)          25,741           (69,057)          (56,981)
Net income (loss)               (475,667)       (405,451)          (65,960)          21,145           (73,258)          (57,250)

Net income (loss) per
share:
Basic                        $     (9.59)    $     (9.94)     $     (2.65)      $      1.13      $     (5.01)      $     (4.36)
Diluted                      $     (9.59)    $     (9.94)     $     (2.65)      $      1.07      $     (5.01)      $     (4.36)

Weighted average
number of shares
outstanding:
Basic                         49,613,000      40,801,000       24,855,000        20,462,000       14,618,000        13,129,000
Diluted                       49,613,000      40,801,000       24,855,000        18,710,000       14,618,000        13,129,000



BALANCE SHEET INFORMATION:

                                                                       December 31,
                                            ---------------------------------------------------------------
                                               1997          1996          1995          1994         1993
                                            ----------     --------      --------      -------      -------
                                                                            (In thousands)

Total assets                                $  416,791     $793,518      $900,413      $90,815      $79,334

Total long-term obligations                    360,221      574,928       561,101       21,859       24,687

Total stockholders' equity (deficit)         (103,786)      104,937       214,519       37,485       (8,632)

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

GENERAL

     Business Combinations

         On February 4, 1994, the Company completed a three-way business combination (the "Three-Party Combination") among SoftKey Software Products Inc. ("Former SoftKey"), WordStar International Incorporated ("WordStar") and Spinnaker Software Corporation ("Spinnaker"). The Three-Party Combination was accounted for using the pooling-of-interests method of accounting. On February 4, 1994, WordStar changed its name to SoftKey International Inc. and on October 24, 1996 changed its name to The Learning Company, Inc. ("TLC" or the "Company").

         On October 23, 1997, the Company acquired control of 100% of the equity interest in Creative Wonders L.L.C. ("Creative Wonders"), an educational software company that publishes among other titles, the Sesame Street line of products. The purchase price was a total of $37,799, including the value of employee stock options assumed by the Company and estimated transaction costs. The purchase price included cash payments totaling $33,883. The transaction was accounted for as a purchase.

         On September 19, 1997, the Company acquired Learning Services Inc. ("Learning Services"), a national school software catalog for teachers, in exchange for the issuance of 709,976 shares of common stock. On September 29, 1997, the Company acquired Skills Bank Corporation ("Skills Bank"), a leader in developing language, mathematics and reading software products for adult, adolescent and K to 12 students in exchange for the issuance of 1,069,286 shares of common stock. On October 2, 1997, the Company acquired Microsystems Software, Inc. ("Microsystems"), a leading developer of Internet filtering software, in exchange for the issuance of 955,819 shares of common stock. On December 30, 1997, the Company acquired TEC Direct, Inc. ("TEC Direct"), an educational consumer software catalog, in exchange for the issuance of 429,733 shares of common stock. Each of these transactions was accounted for using the pooling-of-interests method of accounting. The consolidated financial statements of the Company for the years prior to December 31, 1997 included in this report do not include the results and balances of these companies as they were determined to be immaterial to the consolidated financial statements for those periods.

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

         On August 12, 1996, the Company acquired Edusoft S.A. ("Edusoft"), an educational software company located in Paris, France, in exchange for the issuance of 752,275 shares of common stock. The total purchase price was $13,313, including estimated transaction costs. In addition, certain stockholders are eligible to earn additional purchase price dependent upon future operating results and certain other conditions. The amount may be settled annually in shares of the Company's common stock, the number of which is to be determined on a volume-weighted average of the closing stock price following the close of each fiscal year. The transaction was accounted for as a purchase.

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

         On December 22, 1995, the Company acquired control of The Learning Company ("The Former Learning Company"), a leading developer of education software products for use at home and school. Under the terms of the merger agreement, the Company acquired, in a two-step business combination, all of the outstanding common stock of The Former Learning Company for total consideration of $684,066, including estimated transaction costs, value of stock options assumed and deferred income taxes related to certain identifiable intangible assets acquired. Approximately $543,163 of the purchase price was settled in cash. Approximately 1.1 million unvested Former Learning Company stock options were assumed and converted into stock options to purchase 3,123,000 shares of TLC common stock, based on the merger consideration of $67.50 per share, and were vested on or before January 26, 1996. The transaction was accounted for as a purchase.

         On August 31, 1995, the Company acquired all of the issued and outstanding capital stock of Future Vision Holding, Inc. ("Future Vision"), a multimedia software company, in exchange for 1,088,149 shares of common stock. The transaction was accounted for using the pooling-of-interests method of accounting.

         On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi"), a German software publisher and distributor, for a combination of cash and stock. One of the former stockholders of tewi is eligible to receive additional consideration for the purchase up to a maximum of DM 1,080 in each of fiscal 1996 and 1997 based upon achievement of certain revenue and profitability goals. The amount may be settled annually in shares of the Company's common stock, the number of which to be determined based on a volume-weighted average of the closing stock price following the closing of each fiscal year. The transaction was accounted for as a purchase.

     Fiscal Periods

         On January 27, 1994, the Company changed its fiscal year end to the 52 or 53 weeks ending on or after December 31. For clarity of presentation herein, all references to the Year Ended December 31, 1997 relate to the period January 5, 1997 to January 3, 1998. All references to the Year Ended December 31, 1996 relate to the period January 7, 1996 to January 4, 1997; all references to the Year Ended December 31, 1995 relate to the period January 1, 1995 to January 6, 1996.

     Period-to-Period Comparisons

         A variety of factors may cause period-to-period fluctuations in the Company's operating results, including the integration of operations resulting from acquisitions of companies, revenues and expenses related to the introduction of new products or new versions of existing products, delays in customer purchases in anticipation of upgrades to existing products, new or larger competitors in the marketplace, currency fluctuations, dealer and distributor order patterns and seasonality of buying patterns of customers. Historical operating results are not indicative of future operating results and performance. This is particularly true of historical data presented herein, certain of which reflects the results of TLC prior to its acquisitions of The Former Learning Company, MECC and Compton's and the other more recent acquisitions.




  0                                     19

     Summary of Results

         The following table summarizes the audited results of operations of the Company for the periods shown. Reference is made to the Consolidated Financial Statements included in this report and on which the following table is based.

                                                             Years Ended
                                                             December 31,
                                             -------------------------------------------
                                                1997             1996             1995
                                             ---------        ---------        ---------
Revenues                                     $ 392,438        $ 343,321        $ 167,042
Operating loss                                (393,055)        (381,312)         (60,870)
Net loss                                      (475,667)        (405,451)         (65,960)
Net loss per share (basic and diluted)       $   (9.59)       $   (9.94)       $   (2.65)


         Operating loss includes amortization, merger and other charges of $515,016, $501,330 and $103,172 in the Years Ended December 31, 1997, 1996 and
1995, respectively.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues

         Revenues by distribution channel for the Years Ended December 31, 1997 and 1996 are as follows:

                                     Year Ended                           Year Ended
                                    December 31,         % of total      December 31,         % of total
                                        1997              revenues           1996              revenues
                                    ------------         ----------      ------------         ----------
Distribution Channel
--------------------

Retail                                $179,255               46            $174,812               51
OEM                                     27,286                7              27,855                8
School                                  48,666               12              21,701                6
Direct response                         43,309               11              38,548               11
International                           74,179               19              57,684               17
Tax software and services               19,743                5              22,721                7
                                      --------              ---            --------              ---
                                      $392,438              100            $343,321              100
                                      ========              ===            ========              ===


         Total revenues increased 14% in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 primarily due to the introduction of new educational software products by the Company such as Reader Rabbit's Toddler, Reader Rabbit's Preschool, Reader Rabbit's Kindergarten and Reader Rabbit's 1st Grade, The Clue Finders' 3rd Grade Adventures, Oregon Trail 3rd Edition and The American Girls Premiere.

         Retail sales during the Year Ended December 31, 1997 grew due to the introduction of new and upgraded products by the Company. The Company believes that the increasing availability of PCs at lower prices have contributed to the increase in retail revenues. OEM sales declined due to lower demand from hardware manufacturers but this decline was offset by the revenues derived from the acquisition of Microsystems. School revenues increased primarily as a result of sales from the acquisitions of Skills Bank and Learning Services and due to the introduction of new and upgraded school software titles such as Oregon Trail 3rd Edition. Direct response sales increased due to the continued expansion of the out-bound tele-sales channel during 1997. The increase in direct response revenues was offset by a decline in solo direct mail revenues due to the effect of the Internet and a shift in the Company's product strategy from productivity and reference products to educational products, which historically have had a lower response rate in the mail. The international business continued to expand due to the introduction of 631 new localized and translated titles during the Year Ended December 31, 1997, and due to the effect of a full year's results of Edusoft in France and Domus in Holland, which were acquired in August and September of 1996, respectively. In addition, the Company entered into several international license and distribution transactions during the Year Ended December 31, 1997 that increased revenues. Revenues from tax software and services declined due to fluctuations in the Canadian dollar exchange rates and the timing of delivery of certain products.

         The Company expects that its future revenue growth will depend on, among other things, its ability to introduce new and upgraded products to the marketplace, the extent of competition, unit pricing trends, the rate of proliferation of personal computers into the home market and the demand for its consumer software products along with the Company's respective share in the consumer software market. Unit pricing will be affected by the extent of competition in the consumer software industry, which is expected to increase. In addition, the Company's ability to develop products for new platforms and introduce titles into new distribution channels will impact future revenues and growth rates. The consumer software industry has experienced continued consolidation of formerly independent companies. To the extent that these companies gain greater market share than the Company, future results will be affected negatively. During 1997, the Company and many of its competitors began using rebate coupons as an incentive to consumers to purchase products and expand revenues. In addition, the Company uses various forms of print and television media advertising to enhance brand and product awareness. The use of these methods of channel marketing and advertising is becoming more prevalent among the larger consumer software companies. To the extent that the Company competes with companies larger than itself having more financial resources, it may not be able to adequately match future channel marketing and advertising programs, which may in turn result in loss of market share and corresponding revenues and operating profits.

     Costs and Expenses

         The Company's costs and expenses and the respective percentages of revenues for the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 are as follows:

                                     Year Ended                           Year Ended
                                    December 31,         % of total      December 31,         % of total
                                        1997              revenues           1996              revenues
                                    ------------         ----------      ------------         ----------
Costs of production                   $111,703               28            $ 91,045               27
Sales and marketing                     86,621               22              67,690               20
General and administrative              31,135                8              28,550                8
Development and software costs          41,018               10              36,018               10
Amortization, merger and

      other charges                    515,016              131             501,330              146
                                      --------              ---            --------              ---
                                      $785,493              199            $724,633              211
                                      ========              ===            ========              ===

         Total costs and expenses decreased as a percentage of revenues to 199% in the Year Ended December 31, 1997 as compared with 211% in the Year Ended December 31, 1996. The negative percentage of revenues was caused primarily by the effect of the amortization, merger and other charges.

         Costs of production includes the cost of manuals, packaging, diskettes and CD-ROM discs, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, increased to 28% in the Year Ended December 31, 1997 as compared to 27% in the Year Ended December 31, 1996. The increase in costs of production as a percentage of revenues was caused by a reduction in the retail selling prices of certain of the Company's products during the year. The Company expects that costs of production as a percentage of revenues may continue to increase in the foreseeable future.

         Sales and marketing costs increased to 22% of revenues in the Year Ended December 31, 1997 as compared to 20% of revenues in the Year Ended December 31, 1996. The increase as a percentage of revenues was a result of increased spending on coupon rebate programs in the retail channel, higher channel marketing costs and increased spending for print and television media advertising.

         General and administrative costs as a percentage of revenues were constant between years. The increase in expenses was due to the 1997 acquisitions.

         Development and software costs were constant as a percentage of revenues. Overall dollars spent increased in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 as a result of the higher cost to develop titles in the Reader Rabbit multi-subject series as well as The Clue Finders' Adventures and Compton's Interactive Encyclopedia, which each have a higher proportion of animation, graphics and online content than products developed in prior years. In addition, the Company has begun to develop MMX, DVD and Internet Applet platform based technologies, which are more expensive to develop than traditional software code. The Company expects that as technologies become more complex it will spend an increasing percentage of its revenues on research and development.

         Amortization, merger and other charges decreased as a percentage of revenues to 131% in the Year Ended December 31, 1997 as compared to 146% in the Year Ended December 31, 1996. The amortization, merger and other charges includes, among other things, the amortization of goodwill and other acquired intangible assets from the acquisitions of The Former Learning Company, Compton's, Creative Wonders and MECC plus certain of the European acquisitions. In addition, the amortization, merger and other charges for the Year Ended December 31, 1997 include certain exit and restructuring costs related to centralizing certain administrative functions of the acquisitions and employee severance. The change in dollar amount is also due to inclusion of a full year of amortization of the goodwill and intangible assets resulting from the acquisition of MECC, whereas the prior year included amortization from May 17, 1996, the acquisition date, to the end of that year. In addition, the amortization, merger and other charges includes a charge for incomplete technology in the Year Ended December 31, 1997 of $1,050 related to the acquisition of Creative Wonders and in the Year Ended December 31, 1996 includes a charge for incomplete technology of $56,688 related to the acquisition of MECC.

         Amortization, merger and other charges are as follows:

                                                                 Years Ended December 31,
                                                              ---------------------------------
                                                                1997                     1996
                                                              --------                 --------

Amortization of goodwill and other intangible assets          $457,393                 $434,866
Exit and restructuring costs                                    48,571                    4,260
Charge for incomplete technology                                 1,050                   56,688
Provision for earn-outs                                          5,497                    2,917
Professional fees and other costs                                2,505                    2,599
                                                              --------                 --------
                                                              $515,016                 $501,330
                                                              ========                 ========

         The increase in amortization of goodwill and other intangible assets in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 related primarily to a full year of amortization of goodwill and other intangible assets resulting from the acquisitions of MECC in May 1996 and a full year of amortization of goodwill and other intangible assets resulting from the European acquisitions of Edusoft and Domus in August and September of 1996. During 1997, the amortization of the goodwill and other intangible assets related to the acquisitions of The Former Learning Company and Compton's was completed.

         Exit and restructuring costs related to charges for employee severance, discontinued products, termination of certain supplier relationships and other charges related to the acquisitions. The charge increased in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 as a result of the 1997 acquisitions and related changes in strategy related to the school channel and discontinued product.

         The charge for incomplete technology for the Year Ended December 31, 1997 related to products being developed by Creative Wonders and for the Year Ended December 31, 1996 related to products being developed by MECC, in each case which the Company believes had not yet reached technological feasibility and had no future alternative use at the date of acquisition and for which additional development was required to complete the software technology and products. The Company engaged a nationally recognized valuation firm to determine the value of the complete, incomplete technology and other identifiable intangible assets.

         The provision for earn-outs related to additional payments which were earned by the former owners of certain acquisitions completed in 1996 and 1995. The earn-out requirements are based upon meeting certain financial and other goals and are recorded when those conditions are met. The amounts due are payable in shares of the Company's common stock and are due prior to December 31, 1998.

         Professional fees related to the investment banking, legal and accounting costs for the acquisitions.

     Interest Expense

         Interest expense decreased to a net expense of $21,378 in the Year Ended December 31, 1997 as compared to a net expense of $24,139 in the Year Ended December 31, 1996 as a result of the repurchase of certain of the Senior Convertible Notes, offset by the interest costs associated with the sale of certain trade accounts receivable and by borrowings throughout the year under the bank line of credit.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues

         Revenues by distribution channel for the Years Ended December 31, 1996 and 1995 are as follows:

                                     Year Ended                           Year Ended
                                    December 31,         % of total      December 31,         % of total
                                        1996              revenues           1995              revenues
                                    ------------         ----------      ------------         ----------
Distribution Channel
--------------------

Retail                                $174,812               51            $ 75,734               45
OEM                                     27,855                8              20,021               12
School                                  21,701                6                  --               --
Direct response                         38,548               11              26,203               16
International                           57,684               17              25,631               15
Tax software and services               22,721                7              19,453               12
                                      --------              ---            --------              ---
                                      $343,321              100            $167,042              100
                                      ========              ===            ========              ===

         Total revenues increased 106% in the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 due to several factors, including the effect of revenues from the acquisitions of The Former Learning Company, Compton's and MECC and an increase in sales of new and upgraded products launched by the Company during the year. Retail revenues increased as a result of the acquisitions of The Former Learning Company, Compton's and MECC plus a general increase in sales of consumer software products through retailers such as Wal-Mart, Office Depot, Kmart and OfficeMax and sales from new and upgraded products. International sales increased primarily as a result of the acquisition of Edusoft in 1996, a full year of sales from tewi which was acquired in July 1995 and an increase in the number of translated foreign language versions of the Company's products available for sale in the international markets. Original equipment manufacturer ("OEM") revenues increased due to the availability of new product offerings for this channel and an increased demand for multi-language titles. Direct response revenues increased on a dollar basis but decreased as a percentage of revenues due to the overall increase in revenues resulting from product sales of the acquired companies, which did not formerly participate in the direct response channel. Direct response revenues also increased as a result of the introduction of an outbound telephone sales program during 1996. Prior to the acquisitions of The Former Learning Company and MECC, the Company did not participate in the school channel. Revenues from tax software and services increased for the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 as a result of earlier delivery of product to the Company's customers.

     Costs and Expenses

         The Company's costs and expenses and the respective percentages of revenues for the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 are as follows:

                                     Year Ended                           Year Ended
                                    December 31,         % of total      December 31,         % of total
                                        1996              revenues           1995              revenues
                                    ------------         ----------      ------------         ----------
Costs of production                   $ 91,045               27            $ 53,070               32
Sales and marketing                     67,690               20              38,370               23
General and administrative              28,550                8              20,813               12
Development and software costs          36,018               10              12,487                7
Amortization,  merger
      and other charges                501,330              146             103,172               62
                                      --------              ---            --------              ---
                                      $724,633              211            $227,912              136
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

         Costs of production includes the cost of manuals, packaging, diskettes and CD-ROM discs, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, decreased to 27% in the Year Ended December 31, 1996 as compared to 32% in the Year Ended December 31, 1995. The decrease in costs of production as a percentage of revenues was caused by reduced prices on the cost to manufacture product due to increased unit volumes, changes in the production components, the impact from The Former Learning Company and MECC having historically higher gross margin selling products than the Company prior to the acquisitions. In addition, during 1996 the Company experienced an increase in revenues in the OEM, school and direct response channels, all of which typically experience higher gross margins than the Company's traditional retail box product sales channel. As well, the Company has seen an increase in sales of its Value line of products, which, due to the nature of the low cost packaging in a jewel case, also generate higher gross margins.

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

         Development and software costs increased to 10% of revenues for the Year Ended December 31, 1996 as compared to 7% in the Year Ended December 31, 1995. The increase is a result of a higher proportion of internally developed products from The Former Learning Company, Compton's and MECC than developed by the Company prior to these acquisitions.

         Amortization, merger and other charges increased to 146% of revenues in the Year Ended December 31, 1996 as compared to 62% in the Year Ended December 31, 1995. The increase results from the amortization of the goodwill and other intangible assets arising on the acquisitions of The Former Learning Company and Compton's for a full year in the Year Ended December 31, 1996 as compared to less than a month in the Year Ended December 31, 1995, and from the amortization of goodwill and other intangible assets and the charge for incomplete technology arising from the acquisition of MECC in May 1996.

         Amortization, merger and other charges are as follows:

                                                           Years Ended December 31,
                                                           ------------------------
                                                             1996            1995
                                                           --------        --------

Amortization of goodwill and other intangible assets       $434,866        $ 31,968
Charge for incomplete technology                             56,688          60,483
Employee severance costs                                      4,260           1,304
Provision for earn-outs                                       2,917              --
Professional fees and other costs                             2,599           6,784
Provision for litigation                                         --           2,633
                                                           --------        --------
                                                           $501,330        $103,172
                                                           ========        ========

         The increase in amortization of goodwill and other intangible assets in the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 relates primarily to the amortization resulting from acquisitions of MECC in May 1996 and a full year of amortization of goodwill arising from The Former Learning Company and Compton's, which were acquired in December 1995. Goodwill and other intangible assets are primarily being amortized on a straight-line basis over two years.

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

         Professional fees and other costs decreased in the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 due to decreased charges related to the investment banking, legal and accounting costs.

     Interest Income (Expense)

         Interest income (expense) increased to a net expense of $24,139 in the Year Ended December 31, 1996 as compared to interest income of $705 in 1995 as a result of increased interest expense arising from the Senior Convertible Notes issued by the Company in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from $110,120 at December 31, 1996 to $95,137 at December 31, 1997. This decrease was attributable to the repurchase of $28,000 of 5-1/2% Senior Convertible Notes due 2000 (the "Senior Convertible Notes") offset by cash generated from operations of $90,074. The Company also paid $33,500 during the year to acquire control of Creative Wonders, which was offset by the net proceeds of $57,462 from the issue of the special warrants in Canada. Included as a use of cash from operating activities is $25,115 of interest related to the Senior Convertible Notes and the 5-1/2% Senior Convertible/Exchangeable Notes due 2000 formerly held by Tribune Company (the "Private Notes").

         On August 1, 1996, the Company announced that its Board of Directors authorized the repurchase by the Company over the next twelve months of up to $50,000 principal amount of its Senior Convertible Notes from time to time in the open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. During the Year Ended December 31, 1997, the Company repurchased $28,000 of Senior Convertible Notes.

         As of February 2, 1998, the Company has outstanding $293,650 long-term principal amount Senior Convertible Notes. The Senior Convertible Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices and are due on November 2, 2000. Should the Senior Convertible Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to refinance the notes under favorable terms or at all.

         On December 5, 1997, the Company issued an aggregate of 750,000 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") to an investor group. The Preferred Stock was issued in exchange for $150,000 principal amount of the Private Notes, which the investor group purchased from Tribune Company in a private transaction. Each share of the Preferred Stock has an initial liquidation preference of $200 and is initially convertible into 20 shares of common stock, subject to adjustment. The Preferred Stock is non-redeemable, bears no dividend, is subject to restrictions on resale for a period of at least eighteen months and is manditorily convertible into common stock upon satisfaction of certain conditions. The retirement of the Private Notes will reduce the Company's future annual interest expense by $8,250.

         On November 6, 1997, the Company's Canadian subsidiary, SoftKey Software Products Inc. ("SoftKey"), issued 4,072,000 special warrants in a private placement in Canada for net proceeds of $57,462 . Each special warrant is exercisable without additional payment for one exchangeable non-voting share of SoftKey (an "Exchangeable Share"). The Exchangeable Shares are exchangeable at the option of the holder on a one-for-one basis for common stock of the Company. The proceeds of the private placement were used to acquire a 100% equity interest in Creative Wonders for $33,500 and the remainder was used for general corporate purposes.

         The Company has in place a revolving line of credit (the "Line") with Fleet Bank to provide for a maximum availability of $50,000, of which $35,000 is outstanding at December 31, 1997. Borrowings under the Line become due on July 1, 1999 and bear interest at the prime rate (8 1/2% at December 31, 1997). The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company.

         The Company, through its wholly owned subsidiary The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable up to $75,000 on a revolving basis during a five year period ending September 30, 2002. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts.

         On October 23, 1997, the Company acquired control of in Creative Wonders for a total purchase price of approximately $37,799, which included $33,883 of cash ($33,500 of which had been paid at year end), the value of employee stock options assumed by the Company and estimated transaction costs.

         Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a U.S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries. The Company also conducts its tax software business in Canada, which has experienced foreign currency exchange rate fluctuation relative to the U.S. dollar.

         The Company conducts portions of its business in currencies other than U.S. dollar. The Company does not expect that it will incur any significant risk of currency translation loss due to fluctuations in those other currencies as the amounts are not material.

         The Company has expensed all costs incurred in connection with Year 2000 system conversions. The amounts incurred and expected to be incurred are not material.

     At the present time, the Company expects that its cash and cash equivalents and cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer-term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer market. In addition, the Company's remaining long-term portion of the Senior Convertible Notes totaling $293,650, mature in November 2000. If not converted to common stock, the Company may be required to secure alternative financing sources. There can be no assurance that alternative financing sources will be available on terms acceptable to the Company in the future or at all. The Company continuously evaluates products and technologies for acquisitions, however no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time.

FUTURE OPERATING RESULTS

         The Company operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below and elsewhere in this Annual Report on Form 10-K.

INTENSE COMPETITIVE ENVIRONMENT

         The consumer software industry is intensely and increasingly competitive and is characterized by rapid changes in technology and customer requirements. The Company competes for retail shelf space and general consumer awareness with a number of companies that market consumer software. The Company encounters competition from both established companies, including the largest companies in the industry, and new companies that may develop comparable or superior products. A number of the Company's competitors and potential competitors possess significantly greater capital, marketing resources and brand recognition than the Company. Rapid changes in technology, product obsolescence and advances in computer software and hardware require the Company to develop or acquire new products and to enhance its existing products on a timely basis. The Company's marketplace has recently experienced a higher emphasis on online and Internet related services and content tailored for this new delivery vehicle. To the extent that demand increases for online products and content, the demand for the Company's existing products change. There can be no assurance that the Company will be able to successfully maintain market share and otherwise compete successfully in the future.

         Competitive pressures in the software industry have resulted, and the Company believes may continue to result, in pressure to reduce the prices of its products or risk loss of market share. In response to such competitive pressures during early 1997 the Company reduced the retail selling price of certain of its educational products. There can be no assurance that Company's product selling prices will not continue to decline in the future or that the Company will not respond to such declines with additional price reductions. Such price reductions may reduce the Company's revenues and operating margins in the future. During 1997, the Company and many of its competitors began using rebate coupons in order to induce consumers to purchase their products. In addition, the Company uses various forms of prints and television advertising to enhance brand and product awareness. The use of these methods of channel marketing and advertising is becoming more prevalent among the larger consumer software publishers. To the extent that the Company fails to match competitors' future channel marketing and advertising programs, it could risk loss of market share and corresponding revenues and operating profits.

         Large companies with substantial bases of intellectual property content in the motion picture and media industries, sophisticated product marketing and technical abilities and/or financial resources that may not need to realize an immediate profit or return on investment have increasingly entered or announced their intention to enter the consumer software market. These competitors include Microsoft, Disney, Mattel, Hasbro and Cendant Corporation (formerly CUC International Inc.). For example, technology companies have begun to acquire greater access to content, and content-oriented companies have begun to acquire greater technological capabilities. To the extent that competitors achieve a performance, price or distribution advantage, the Company could be adversely affected. Furthermore, increased consolidation of the consumer software market may impact future growth potential and performance.

         In the retail distribution channel resellers typically have available a limited amount of shelf space and promotional resources. There is intense competition for high quality and adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer computer platforms and products increases, this competition for shelf space may also increase. The Company also competes for shelf space against non-educational and reference category publishers such as games. To the extent that these vendors acquire greater shelf space, the Company's position may be reduced. Mass merchants such as Wal-Mart and Kmart are increasingly becoming a larger portion of the Company's sales. As these retailers achieve greater market share from the traditional software retailers, the Company may experience higher marketing costs and increased competition for shelf space, which could impact future sales and operating margins. Additionally, as technology changes, the type and number of distribution channels will further change and new types of competitors, such as cable or telephone companies, are likely to emerge. There can be no assurance that the Company will compete effectively in these channels in the future.

         The retail channels of distribution available for products are subject to rapid changes as retailers and distributors enter and exit the consumer software market or alter their product inventory preferences. Other types of retail outlets and methods of product distribution may become important in the future. These new methods may include delivery of software using online services or the Internet which will necessitate certain changes in the Company's business and operations including addressing operational challenges such as improving download time for pictures, images and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. Should on-line distribution channels increase, the Company will be required to modify its existing technology platforms in order for its products to be compatible and remain competitive. It is critical to the success of the Company that, as these changes occur, it maintain access to those channels of distribution offering software in its market segments.

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

         Similarly, the Company's product-content focus and enhanced presence in the educational and reference software market have required and will continue to require the Company to evaluate and adopt appropriate development and marketing strategies and methods, which may differ from those historically employed by the Company and subject the Company to the risks and competitive pressures associated with those new strategies.

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

         Certain of the Company's products, such as The American Girls Premiere and the Sesame Street line of products, among others, include branded content licensed from third parties. This content is licensed pursuant to agreements with terms of finite duration and which may contain restrictions on the Company's ability to develop future products without the consent of the applicable licensor. If the Company is not able to develop future products under these agreements or enter into alternative arrangements with the same or additional licensors, the Company's operating results could be adversely affected.

DEPENDENCE ON MAJOR SUPPLIER

         In 1997, the production, assembly and distribution of the Company's North American line of products was performed by two units of Bertelsmann AG (collectively, "BMG"), (with the exception of school channel products and certain OEM products). The Company believes that its existing production capacity is sufficient to handle anticipated increases in volume and titles into the foreseeable future. Although the Company believes that suitable alternative suppliers exist, there can be no assurance that any termination or modification of its arrangement with BMG would not result in a short-term business interruption for the Company.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

         For the Year Ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128"), which requires the presentation of basic and diluted earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the diluted effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not include potential common stock equivalents for the years ended December 31, 1997, 1996 and 1995 as their inclusion would be antidilutive.

         The Financial Accounting Standards Board recently issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, which supersedes SOP No. 91-1, the existing pronouncement on this subject, in its final form. The most significant changes to SOP No. 91-1, relate to multiple deliverables and "when and if available" products. The adoption of this new standard is not expected to have a material effect on the Company's financial statements. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the new standards for its fiscal year ending December 31, 1998.

         In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income and its components (revenue expenses, gains and losses) in a full set of general purpose financial statements. Management has not yet evaluated the effects of this change on its reporting of income. The Company will adopt SFAS No. 130 for its fiscal year ending December 31, 1998.

         In June 1997, the FASB issued SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information which changes the way public companies report information about operating segments. SFAS No. 131 which is based on the management approach to segment reporting establishes requirements to report selected segment information quarterly and to report entity wide disclosures about products and services major customers and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements set forth on page 31 hereof.

                           THE LEARNING COMPANY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants.............................................32

Consolidated Balance Sheets as of December 31, 1997 and 1996 ................ 33

Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995.........................................34

Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years Ended December 31, 1997, 1996 and 1995.............................35

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.........................................36

Notes to Consolidated Financial Statements....................................38

Financial Statement Schedule of Valuation and Qualifying Accounts
     for the Years Ended December 31, 1997, 1996 and 1995.....................55

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Learning Company, Inc.:

         We have audited the accompanying consolidated balance sheets of The Learning Company, Inc. as of January 3, 1998 and January 4, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Learning Company, Inc. as of January 3, 1998 and January 4, 1997 and the related consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.

         In connection with our audits of the financial statements referred to above, we have also audited the related financial statement schedule of valuation and qualifying accounts. In our opinion, this financial statement schedule for each of the three fiscal years in the period ended January 3, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 9, 1998
(except as to Note 12 which is
as of March 6, 1998)

                           THE LEARNING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              December 31,            December 31,
                                                                                  1997                    1996
                                                                              ------------            -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                 $    95,137              $ 110,120
    Accounts receivable, less allowances of $29,226
      and $15,191, respectively                                                    99,677                 79,610
    Inventories                                                                    29,600                 15,894
    Other current assets                                                           32,590                 20,349
                                                                              -----------              ---------
                                                                                  257,004                225,973
                                                                              -----------              ---------
Fixed assets and other, net                                                        32,306                 22,975
Goodwill and other intangible assets, net                                         127,481                544,570
                                                                              -----------              ---------
                                                                              $   416,791              $ 793,518
                                                                              ===========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $    94,060              $  66,658
    Line of credit                                                                 35,150                 25,000
    Merger related accruals                                                        12,533                 10,667
    Current portion of long-term obligations                                       10,717                  8,083
    Purchase price payable                                                          7,896                  3,245
                                                                              -----------              ---------
                                                                                  160,356                113,653
                                                                              -----------              ---------

LONG-TERM OBLIGATIONS:
    Long-term debt                                                                294,356                332,930
    Related party debt                                                                 --                150,000
    Accrued and deferred income taxes                                              59,746                 86,920
    Other                                                                           6,119                  5,078
                                                                              -----------              ---------
                                                                                  360,221                574,928
                                                                              -----------              ---------

COMMITMENTS AND CONTINGENCIES (NOTE  7)

STOCKHOLDERS' EQUITY (DEFICIT):
    Series A Preferred Stock, $.01 par value - Authorized 750,000 shares, issued and outstanding 750,000 shares at December
         31, 1997 (liquidation value of $150,000)                                       8                     --
    Common stock, $0.01 par value - Authorized - 120,000,000
         shares; issued and outstanding 48,868,659 and 44,379,781
         shares at December 31, 1997 and 1996, respectively                           489                    444
    Special voting stock - Authorized and issued - one share
         representing the voting rights of 1,478,929 and 1,551,428
         outstanding Exchangeable Shares (for common stock) at
         December 31, 1997 and 1996,  respectively                                     --                     --
    Additional paid-in-capital                                                  1,012,273                733,229
    Accumulated deficit                                                        (1,099,907)              (618,047)
    Cumulative translation adjustment                                             (16,649)               (10,689)
                                                                              -----------              ---------
                                                                                 (103,786)               104,937
                                                                              -----------              ---------
                                                                              $   416,791              $ 793,518
                                                                              ===========              =========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           THE LEARNING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      Years Ended December 31,
                                                     -----------------------------------------------------------
                                                         1997                    1996                    1995
                                                     -----------             -----------             -----------

REVENUES                                             $   392,438             $   343,321             $   167,042

COSTS AND EXPENSES:

   Costs of production                                   111,703                  91,045                  53,070
   Sales and marketing                                    86,621                  67,690                  38,370
   General and administrative                             31,135                  28,550                  20,813
   Development and software costs                         41,018                  36,018                  12,487
   Amortization, merger and other charges                515,016                 501,330                 103,172
                                                     -----------             -----------             -----------
        Total operating expenses                         785,493                 724,633                 227,912
                                                     -----------             -----------             -----------

OPERATING LOSS                                          (393,055)               (381,312)                (60,870)
                                                     -----------             -----------             -----------

INTEREST INCOME (EXPENSE):

    Interest income                                        1,104                   2,564                   6,020
    Interest expense                                     (22,482)                (26,703)                 (5,315)
                                                     -----------             -----------             -----------
        Total interest income (expense)                  (21,378)                (24,139)                    705
                                                     -----------             -----------             -----------

LOSS BEFORE TAXES                                       (414,433)               (405,451)                (60,165)

PROVISION FOR INCOME TAXES                                61,234                      --                   5,795
                                                     -----------             -----------             -----------
NET LOSS                                             $  (475,667)            $  (405,451)            $   (65,960)
                                                     ===========             ===========             ===========

NET LOSS PER SHARE:
        Basic and Diluted                            $     (9.59)            $     (9.94)            $     (2.65)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
        Basic and Diluted                             49,613,000              40,801,000              24,855,000




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           THE LEARNING COMPANY, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                  Series A                                                                              Total
                                  Preferred      Common Stock     Additional                Cumulative              Stockholders'
                               --------------   ---------------    Paid-In    Accumulated  Translation   Treasury      Equity
                               Shares  Amount   Shares   Amount    Capital      Deficit     Adjustment     Stock      (Deficit)
                               ------  ------   ------   ------  -----------  -----------  -----------   --------   -------------
BALANCE, DECEMBER 31, 1994       --     $--     16,697    $167   $  191,390   $  (142,792)   $ (9,651)   $(1,629)     $  37,485
Acquisition of Future Vision     --      --      1,135      11        8,455        (3,608)         --         --          4,858
Acquisition of tewi              --      --         99       1        3,639            --          --         --          3,640
Acquisition of  The Former
  Learning Company               --      --         --      --       43,369            --          --         --         43,369
Acquisition of Compton's         --      --      5,053      51       86,634            --          --         --         86,685
Other acquisitions               --      --        262       3        2,673          (236)         --         --          2,440
Sale of common stock             --      --      2,713      27       73,584            --          --         --         73,611
Stock issued under exercise
  of options and warrants        --      --      1,898      19       28,171            --          --         --         28,190
Treasury stock retirement        --      --         --      --       (1,629)           --          --      1,629             --
Conversion of Exchangeable
  Shares to common stock         --      --      2,508      25          (25)           --          --         --             --
Translation adjustments          --      --         --      --           --            --         201         --            201
Net loss                         --      --         --      --           --       (65,960)         --         --        (65,960)
                                ---     ---     ------    ----   ----------   -----------    --------      -----      ---------
BALANCE, DECEMBER 31, 1995       --      --     30,365     304      436,261      (212,596)     (9,450)        --        214,519
Acquisition of MECC              --      --      9,214      92      240,670            --          --         --        240,762
Other acquisitions               --      --        899       9       15,247            --          --         --         15,256
Conversion of debt to common
  stock                          --      --        158       2        3,051            --          --         --          3,053
Stock issued under exercise
  of options                     --      --      3,198      32       24,985            --          --         --         25,017
Conversion of Exchangeable
  Shares to common stock         --      --         45      --           --            --          --         --             --
Stock issued for settlement
  of expenses                    --      --        500       5       13,015            --          --         --         13,020
Translation adjustments          --      --         --      --           --            --      (1,239)        --         (1,239)
Net loss                         --      --         --      --           --      (405,451)         --         --       (405,451)
                                ---     ---     ------    ----   ----------   -----------    --------      -----      ---------
BALANCE, DECEMBER 31, 1996       --      --     44,379     444      733,229      (618,047)    (10,689)        --        104,937
Issuance of Series A
  Preferred Stock               750       8         --      --      202,025            --          --         --        202,033
Issuance of special warrants     --      --         --      --       57,462            --          --         --         57,462
Conversion of Exchangeable
  Shares to common stock         --      --         73      --           --            --          --         --             --
Stock issued under exercise
  of stock options               --      --      1,116      11        8,959            --          --         --          8,970
Stock issued to settle
  earn-outs                      --      --        135       2        2,021            --          --         --          2,023
Other acquisitions               --      --      3,165      32        8,577        (6,193)         --         --          2,416
Translation adjustments          --      --         --      --           --            --      (5,960)        --         (5,960)
Net loss                         --      --         --      --           --      (475,667)         --         --       (475,667)
                                ---     ---     ------    ----   ----------   -----------    --------      -----      ---------
BALANCE, DECEMBER 31, 1997      750       8     48,868    $489   $1,012,273   $(1,099,907)   $(16,649)     $  --      $(103,786)
                                ===     ===     ======    ====   ==========   ===========    ========      =====      =========

   The accompanying notes are an integral part of these consolidated financial statements

                           THE LEARNING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Years Ended December 31,
                                                                      -------------------------------------------------
                                                                         1997                1996                1995
                                                                      ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(475,667)          $(405,451)          $ (65,960)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization                                       531,206             451,133              29,802
    Charge for incomplete technology                                      1,050              56,688              60,483
    Provision for returns and doubtful accounts                          67,773              38,112              22,358
    Provision for income taxes                                           61,234                  --                  --
Change in assets and liabilities (net of acquired assets and liabilities):
    Accounts receivable                                                 (89,396)            (91,413)            (39,811)
    Inventories                                                         (10,954)              3,332              (4,441)
    Other current assets                                                 (2,035)              4,203               8,865
    Other long-term assets                                               (8,625)             (4,308)             11,990
    Accounts payable and accrued expenses                                15,488              13,359               9,942
    Other long-term obligations                                              --                  --              (2,294)
                                                                      ---------           ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                90,074              65,655              30,934
                                                                      ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Businesses acquired, net of cash on-hand                              (55,592)             21,518            (547,889)
  Purchases of property and equipment, net                               (4,685)             (4,939)             (7,811)
  Software development costs                                            (27,299)            (12,344)             (2,410)
  Merger related accruals                                               (53,021)            (38,091)             (7,341)
  Payments to stockholders of The Former Learning Company                    --             (25,025)                 --
                                                                      ---------           ---------           ---------
NET CASH USED FOR INVESTING ACTIVITIES                                 (140,597)            (58,881)           (565,451)
                                                                      ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock, options and warrants                   8,970              27,905             106,616
  Borrowings under line of credit                                        10,150              25,000               3,150
  Payments on term notes                                                     --              (4,832)             (8,815)
  Payments on capital lease obligations                                  (2,676)             (1,874)             (1,008)
  Sale (repurchase) of senior  notes                                    (28,000)            (18,350)            500,000
  Costs incurred to issue Series A Preferred Stock                      (10,701)                 --                  --
  Proceeds from issue of  special warrants                               57,462                  --                  --
  Other                                                                   1,821              (1,092)                 --
                                                                      ---------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                37,026              26,757             599,943
                                                                      ---------           ---------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                              (1,486)             (1,243)                201
                                                                      ---------           ---------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (14,983)             32,288              65,627

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        110,120              77,832              12,205
                                                                      ---------           ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  95,137           $ 110,120           $  77,832
                                                                      =========           =========           =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           THE LEARNING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                          1997               1996                1995
                                                                        --------           --------            -------
SUPPLEMENTAL SCHEDULING OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of Series A Preferred Stock to retire debt                     $202,033           $     --            $    --
Common stock issued to settle earn-out agreements                          2,023                 --                 --
Common stock issued to acquire MECC                                           --            221,319                 --
Increase in APIC due to value of in-the-money employee
   stock options acquired in connection with acquisitions                  2,969             19,444             43,369
Common stock issued for acquisitions                                          --             15,255             95,292
Conversion of debt to equity                                                  --              3,053              3,471
Common stock issued for settlement of expenses                                --             10,132                111
Equipment acquired under capital leases                                       --              1,262                627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during period for:

Interest paid                                                           $ 29,876           $ 28,466            $   524
Income taxes paid  (refunded)                                              1,583             (7,886)               (12)


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                           THE LEARNING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)  DESCRIPTION  OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Business

         The Learning Company, Inc. ("TLC" or the "Company") develops, publishes and markets consumer software in the education and reference category and, to a lesser extent, productivity, lifestyle and entertainment categories. The Company sells its products in the retail channel through mass merchants, consumer electronic stores, price clubs, office supply stores, software specialty stores and distributors; to original equipment manufacturers ("OEMs"); to schools and to end-users through direct response methods. The Company also develops and distributes income tax software products and offers computerized processing of income tax returns in Canada. The Company's principal market is in the United States and Canada. The Company has international operations in Germany, Ireland, France, Holland, the United Kingdom, Japan and Australia. On October 24, 1996, SoftKey International Inc. changed its name to The Learning Company, Inc.

         The Company's fiscal year is the 52 or 53 weeks ending on or after December 31. For clarity of presentation herein, all references to December 31, 1997 relate to balances as of January 3, 1998, references to December 31, 1996 relate to balances as of January 4, 1997, the period from January 5, 1997 to January 3, 1998 is referred to as the "Year Ended December 31, 1997", the period from January 7, 1996 to January 4, 1997 is referred to as the "Year Ended December 31, 1996" and the period from January 1, 1995 to January 6, 1996 is referred to as the "Year Ended December 31, 1995".

     Basis of Presentation

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions regarding items such as return reserves and allowances, net realizable value of intangible assets and valuation allowances for deferred tax assets that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include: return reserves, inventory reserves, valuation of deferred tax assets and valuation and useful lives of intangible assets. Actual results could differ from these estimates.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

         Certain prior period amounts have been reclassified to conform with the current year presentation.

     Revenue Recognition

         Revenues are primarily derived from the sale of software products and from software licensing and royalty arrangements. The Company recognizes revenue in accordance with the Statement of Position ("SOP") No. 91-1, Software Revenue Recognition. The Financial Accounting Standards Board recently issued SOP No. 97-2, Software Revenue Recognition. The most significant changes to SOP No. 91-1, relate to multiple deliverables and "when and if available" products. The new SOP No. 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and will be adopted by the Company for the fiscal year ending December 31, 1998. The adoption of this new standard is not expected to have a material effect on the Company's financial statements.

         Revenues from the sale of software products are recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Costs related to insignificant post shipment obligations are accrued when revenue is recognized for the sale of the related products. Allowances for estimated returns are provided at the time of sale and charged against revenues. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The estimates determined for reserves for returns and allowances are based upon information available at the reporting date. To the extent the future market, sell-through experience, customer mix, channels of distribution, product pricing and general economic conditions change, the estimated reserves required for returns and allowances may also change. Revenues from royalty and license arrangements are recognized as earned based upon performance or product shipments.

     Cash Equivalents

         Cash equivalents are valued at cost, which approximates market value, and consist principally of commercial paper, bankers' acceptances, short-term government securities and money market accounts. The Company considers all such investments having maturities at purchase of less than 90 days to be cash equivalents. At year end approximately $20,000 of cash is restricted under compensating balances required under the receivables purchase agreement with the Company's bank.

     Accounting for Transfers and Servicing Financial Assets

         The Company follows Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 applies a control-oriented, financial-components approach to financial asset transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. The Company, through its wholly owned subsidiary The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable of up to $75,000 on a revolving basis during a five year period ending September 30, 2002. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts.

     Inventories

         Inventories are stated at the lower of weighted average cost or net realizable value and include third-party assembly costs, CD-ROM discs, manuals and an allocation of fixed overhead.

                                              December 31,
                                         ---------------------
                                           1997          1996
                                         -------       -------
                  Components             $ 4,243       $ 1,213
                  Finished goods          25,357        14,681
                                         -------       -------
                                         $29,600       $15,894
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

     Goodwill and Intangible Assets

         The excess cost over the fair value of net assets acquired, goodwill, is amortized on a straight-line basis over 2 years, except for the goodwill associated with the Company's Canadian income tax software business, which is being amortized on a straight-line basis over its estimated useful life of 40 years (balance of $22,341 at the end of fiscal 1997 and $23,352 at the end of fiscal
1996). The cost of identified intangible assets is generally amortized on a straight-line basis over their estimated useful lives of 2 to 10 years. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt financing.

         The carrying value of goodwill and intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date no such impairment has occurred. The Company determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates that are used to determine the amount of an impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time. Goodwill and other intangible assets have been presented net of accumulated amortization of $905,425 at the end of fiscal 1997 and $444,967 at the end of fiscal 1996.

      Description                                  Estimated
      -----------                                useful life in               Net balance
                                                     years                  at December 31,
                                                 --------------      ----------------------------
                                                                       1997                1996
                                                                     --------            --------
      Goodwill                                      2 to 40          $ 55,199            $397,459
      Acquired technology                              2               16,662             126,763
      Brands and related content rights             7 to 10            51,453              10,061
      Deferred financing costs                         5                3,828               9,423
      Other intangible assets                          3                  339                 864
                                                                     --------            --------
                                                                     $127,481            $544,570
                                                                     ========            ========

     Development and Software Costs

         Development and software costs are expensed as incurred. Development costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Capitalized software development costs on a product-by-product basis are being amortized using the straight-line method over the remaining estimated economic life of the product, which is generally twelve months beginning when launched, which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

     Income Taxes

         Deferred tax liabilities and assets are determined based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. FAS 109 also requires a valuation allowance against net deferred tax assets if based upon the available evidence it is more likely than not that some or all of the deferred tax assets will not be realized.

     Foreign Currency

         The functional currency of each foreign subsidiary is the local currency. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period end exchange rates. Revenues and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been accumulated and are included as a separate component of stockholders' equity (deficit).

     Computation of Earnings Per Share

         For the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not include common stock equivalents for the years ended December 31, 1997, 1996 and 1995 as their inclusion would be antidilutive.

(2)    BUSINESS COMBINATIONS

     Creative Wonders

         On October 23, 1997, the Company acquired control of Creative Wonders, L.L.C. ("Creative Wonders"), an educational software company that publishes, among other titles, the Sesame Street line of products. The purchase price was a total of $37,799 including the value of employee stock options assumed and estimated transaction costs. The purchase price included cash payments of $33,883.

     Other 1997 Combinations

         On September 19, 1997, the Company acquired Learning Services Inc. ("Learning Services"), a national school software catalog for teachers, in exchange for the issuance of 709,976 shares of common stock. On September 29, 1997, the Company acquired Skills Bank Corporation ("Skills Bank"), a developer of educational and remedial software products for adult, adolescent and K to 12 students, in exchange for the issuance of 1,069,286 shares of common stock. On October 2, 1997, the Company acquired Microsystems Software, Inc. ("Microsystems"), a developer of Internet filtering software, in exchange for the issuance of 955,819 shares of common stock. On December 30, 1997, the Company acquired TEC Direct, Inc. ("TEC Direct"), an educational consumer software catalog, in exchange for the issuance of 429,733 shares of common stock. Each of these transactions was accounted for using the pooling-of-interests method of accounting. The consolidated financial statements of the Company for the years prior to December 31, 1997 do not include the results and balances of these companies as they were deemed to be immaterial to the consolidated financial statements for those periods.

     MECC

         On May 17, 1996, the Company acquired Minnesota Educational Computing Corporation (MECC) ("MECC"), a publisher and developer of high quality children's educational software sold to consumers and schools, in exchange for 9,214,007 shares of the Company's common stock. The total purchase price was $284,631, including estimated transaction costs, value of stock options assumed and deferred income taxes related to certain identifiable intangible assets acquired. Approximately 1,048,000 MECC employee stock options were converted into stock options to purchase approximately 1,198,000 shares of TLC common stock. This transaction was accounted for as a purchase.

     Compton's

         On December 28, 1995, the Company acquired Compton's New Media, Inc. and Compton's Learning Company (collectively, "Compton's"), developers and publishers of multimedia software titles. In and in connection with the acquisition, the Company issued a total of 5,052,697 shares of the Company's common stock, which included 587,036 shares of common stock to settle $14,000 of intercompany debt due to Tribune Company and executed a promissory note for $3,000 in cancellation of the remaining intercompany debt. The total purchase price was $104,394, including estimated transaction costs, deferred income taxes related to certain identifiable intangible assets acquired, settlement of certain intercompany debt to Tribune Company and the fair value of net liabilities assumed. The promissory note was repaid in 1996. This transaction was accounted for as a purchase.

     The Learning Company

         On December 22, 1995, the Company acquired control of The Learning Company (the "The Former Learning Company"), a leading developer of educational software products for use at home and school. Under the terms of the merger agreement, the Company acquired, in a two-step business combination, all of the outstanding shares of The Former Learning Company for total consideration of approximately $684,066, including the value of stock options assumed, estimated transaction related costs and deferred income taxes related to certain identifiable intangible assets acquired. Approximately 1.1 million unvested employee stock options of The Former Learning Company were converted into options to purchase 3,123,000 shares of the Company's common stock, based on the merger consideration of $67.50 per share and were vested on or before January 26, 1996. Approximately $543,163 of the purchase price was settled in cash. This transaction was accounted for as a purchase.

     tewi Verlag GmbH

         On July 21, 1995, the Company acquired tewi Verlag GmbH ("tewi"), a publisher and distributor of CD-ROM software and computer-related books, located in Munich, Germany. The purchase price was settled by a combination of cash and issuance of common stock. The Company issued 99,045 shares of common stock valued at $3,640 and may issue additional shares of common stock to a former shareholder of tewi pursuant to an earn-out agreement. The Company paid cash consideration of $12,688 for tewi. The additional shares issuable under the earn-out agreement have been treated as contingent consideration and will be recorded if and when certain future conditions are met. During 1997 and 1996, $498 and $540, respectively, of consideration related to the contingent consideration was earned and recorded as expense by the Company. This transaction was accounted for as a purchase.


         The purchase price for the 1997 acquisition of Creative Wonders has been allocated based on fair values as follows:

Purchase price                                                         $ 37,799
Less: fair value of net liabilities assumed                              (7,257)
                                                                       --------
Excess to allocate                                                       45,056
Less: excess allocated to
      Incomplete technology                                               1,050
      Brands and related content rights                                  44,006
                                                                       --------
Goodwill                                                               $     --
                                                                       ========



         The purchase price for the 1996 acquisitions has been allocated based on fair values as follows:

                                                 MECC           Others           Total
                                              ---------       ---------        ---------
Purchase Price                                $ 284,631       $  15,681        $ 300,312
Less: fair value of net tangible assets
    (liabilities)                                13,990         (15,424)          (1,434)
                                              ---------       ---------        ---------
                                                270,641          31,105          301,746
Excess to allocate to:
Less: excess to allocate
    Incomplete technology                        56,688              --           56,688
    Completed technology                         88,501             285           88,786
    Brands and related content rights               894              --              894
                                              ---------       ---------        ---------
                                                146,083             285          146,368
                                              ---------       ---------        ---------
Goodwill                                      $ 124,558       $  30,820        $ 155,378
                                              =========       =========        =========

         The Company engaged a nationally recognized independent appraiser to express an opinion with respect to the estimated fair value of a substantial portion of the assets acquired, to serve as a basis for the allocation of the purchase price for Creative Wonders and MECC. The Company primarily used the income approach to determine the fair value of the identified intangible assets acquired. The debt-free cash flows, net of provision for operating expenses, were discounted to a net present value. The value of certain completed technology was based upon comparable fair values in the open market. The value of software technology and products under development not considered to have reached technological feasibility and having no future alternative use was expensed on acquisition.

         Unaudited pro forma results of operations for the transactions accounted for using the purchase method of accounting as though the acquisitions had occurred at the beginning of the Years Ended December 31, 1996 and 1995 are below. The pro forma adjustments detailed below include the effect of amortization of intangible assets and goodwill related to the acquisitions over their estimated useful lives of two years and the interest expense related to the issue of the $500,000 of debt for the period prior to 1995 and 1996 acquisitions or issuance, net of any related income tax effects. Pro forma results for the 1997 acquisitions were immaterial.

                                                                     The Former
        Year Ended                                                    Learning                   Pro forma         Pro forma
    December 31, 1996          TLC           tewi        Compton's    Company        MECC        Adjustment        Combined
------------------------    -------------------------------------------------------------------------------------------------
Revenues                    $343,321       $     --      $     --     $    --       $ 7,800      $      --         $ 351,121
Operating loss              (381,312)            --            --          --        (9,212)       (41,128)         (431,652)
Net loss                    (405,451)            --            --          --        (7,021)       (34,009)         (446,481)
Net loss per share             (9.94)            --            --          --            --             --            (10.12)


        Year Ended
    December 31, 1995
------------------------
Revenues                    $167,042       $ 3,720       $ 23,204     $60,698       $33,815      $      --         $ 288,479
Operating loss               (60,870)       (3,589)       (13,904)     10,874         6,079       (428,239)         (489,649)
Net loss                     (65,960)       (3,643)        (9,626)      7,398         5,070       (398,195)         (464,956)
Net loss per share             (2.65)            --             --         --            --              --           (12.01)


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

(3)   FIXED ASSETS AND OTHER

                                                             December 31,
                                                      -------------------------
                                                        1997             1996
                                                      --------         --------

Building, land and leasehold improvements             $  6,127         $  4,516
Computer equipment                                      30,707           26,362
Furniture and fixtures                                   7,820            9,062
                                                      --------         --------
                                                        44,654           39,940
Less:  accumulated depreciation
       and amortization                                (24,065)         (22,273)
                                                      --------         --------
                                                        20,589           17,667
Other                                                   11,717            5,308
                                                      --------         --------
                                                      $ 32,306         $ 22,975
                                                      ========         ========

         Included in computer equipment is equipment under capital lease of $1,952 and $2,207 at December 31, 1997 and 1996, respectively. Depreciation expense was $4,966, $6,491 and $6,767 in each of the Years Ended December 31, 1997, 1996 and 1995, respectively.

(4)   LINE OF CREDIT

         TLC Multimedia, Inc., a wholly-owned subsidiary of the Company, has a revolving line of credit (the "Line"), to provide for a maximum availability of $50,000, of which $35,150 was utilized at December 31, 1997. Borrowings under the Line become due on July 1, 1999 and bear interest at the prime rate (8 1/2% at December 31, 1997). The Line is subject to certain financial covenants, is secured by a general security interest in the assets of The Learning Company, Inc. and certain other subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company.


(5)   LONG-TERM DEBT

                                                          December 31,
                                                   --------------------------
                                                     1997              1996
                                                   --------          --------

Senior Convertible Notes                           $303,650          $331,650
Obligations under capital leases                      1,423             2,099
                                                   --------          --------
                                                    305,073           333,749
Less: current portion                               (10,717)             (819)
                                                   --------          --------
                                                   $294,356          $332,930
                                                   ========          ========

         The Company has outstanding $303,650 principal amount 5 1/2% Senior Convertible Notes due 2000 (the "Notes"), which are unsecured. The Notes will be redeemable by the Company on or after November 2, 1998 at redemption prices of 102.2% on November 2, 1998, 101.1% on November 1, 1999 and 100% on or after November 1, 2000 and are convertible into common stock at a price of $53 per share. Interest is payable on the Notes semi-annually on May 1 and November 1 each year. The long-term principal portion of the Notes declined by a total of $38,000 and $18,350 during the years Ended December 31, 1997 and 1996, respectively. Current portion of long-term debt includes $10,000 of the Notes as the Company intends to repurchase the amount before December 31, 1998.

(6)   RELATED PARTY TRANSACTIONS

         On December 28, 1995, Tribune Company made an investment in the Company in the form of $150,000 principal amount 5 1/2% Senior Convertible/Exchangeable Notes due 2000 (the "Private Notes"). The Private Notes were redeemable by the Company on or after November 2, 1998 at redemption prices of 102.2% on November 2, 1998, 101.1% on November 1, 1999 and 100% on November 1, 2000 and were convertible into common stock at a price of $53 per share. The Private Notes were sold during 1997 in a private transaction to an investor group prior to issuance by the Company of 750,000 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") and were surrendered by the investor group for issue of the Preferred Stock. In connection with the issuance of the Preferred Stock, the Company paid a transaction fee to the investor group totaling $1,845, of which $1,125 was paid to one of the investors where a director of the Company is an officer. The loss resulting from the exchange of the Private Notes for the Preferred Stock, net of tax benefit, was immaterial.

(7)   COMMITMENTS AND CONTINGENCIES

     Lease Obligations

         The Company leases office facilities and equipment under operating and capital leases. Rental expense for operating leases was approximately $4,523, $3,234 and $2,308 and for the Years Ended December 31, 1997, 1996 and 1995, respectively. Future annual payments under capital and operating leases are as follows:


                                                      Capital        Operating
                                                      Leases          Leases
                                                      -------        --------

                  1998                                 $  788        $ 7,424
                  1999                                    601          6,280
                  2000                                    142          5,467
                  2001                                      2          4,643
                  2002                                      2            909
                  Thereafter                               --          8,070
                                                       ------        -------
                                                        1,535        $32,793
                                                                     =======
                  Less:   interest                       (112)
                  Less:   current portion                (717)
                                                       ------
                                                       $  706
                                                       ======


(8)  COMMON AND PREFERRED STOCK

     Common Stock

         The Company has reserved 19,279,847 shares of its common stock for issuance related to the Exchangeable Shares, employee stock options and warrants at year end. The Exchangeable Shares are represented by the one share of Special Voting Stock. In addition, the Company has reserved a total of 20,729,245 shares of its common stock for issuance related to the Notes and the Preferred Stock at year end.

     Exchangeable Shares

         On February 4, 1994, the Company completed a three-way business combination (the "Three-Party Combination") among SoftKey Software Products Inc. ("Former SoftKey"), WordStar International Incorporated ("WordStar") and Spinnaker Software Corporation ("Spinnaker"). In connection with the Three-Party Combination, Former SoftKey stockholders were entitled to elect to receive shares of the Company's common stock or Exchangeable Non-Voting Shares (the "Exchangeable Shares") of SoftKey Software Products Inc. ("SoftKey Software"), the successor by amalgamation to Former SoftKey. The Company also issued a special voting share (the "Voting Share") which has a number of votes equal to the number of Exchangeable Shares outstanding. The holder of the Voting Share is not entitled to dividends and shall vote with the common stockholders as a single class. The Exchangeable Shares may be exchanged for the Company's common stock on a one-for-one basis until February 4, 2005, at which time any outstanding Exchangeable Shares automatically convert to shares of the Company's common stock. At year end there were 1,478,929 Exchangeable Shares outstanding and not held by the Company and its subsidiaries.

         On November 6, 1997, SoftKey Software issued in a private placement 4,072,000 special warrants for net proceeds of $57,462, each of which is exercisable without additional payment for one Exchangeable Share.

     Preferred Stock

         On December 4, 1997, the Company issued an aggregate of 750,000 shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") to an investor group in exchange for the Private Notes. Each share of the Preferred Stock has an initial liquidation preference of $200 and is initially convertible into 20 shares of common stock, or 15,000,000 shares of common stock in the aggregate on an as-converted basis, subject to adjustment for certain minimum returns on investment. The Preferred Stock is non-redeemable, bears no dividend, is subject to restrictions on resale for a period of at least eighteen months and is manditorily convertible into common stock upon satisfaction of certain conditions.

         The Company obtained an independent appraisal from a nationally recognized appraisal firm on the value of the Preferred Stock. Using the independent appraisal, the Company estimated the extraordinary loss for financial reporting purposes to be approximately $61,000. The Company also estimated that the resulting benefit for income tax purposes was approximately $61,000. As a result, the extraordinary loss, net of tax, was determined to be immaterial.

(9)    STOCK OPTIONS AND WARRANTS

     Stock Option Plans

         1990 Long-Term Equity Incentive Plan

         The Company has a Long-Term Equity Incentive Plan (the "LTIP"). The LTIP allows for incentive stock options, non-qualified stock options and various other stock awards. Administration of the LTIP is conducted by the Company's Compensation Committee of the Board of Directors. The Compensation Committee determines the amount and type of option or award and terms and conditions and vesting schedules (generally 3 years) of the award or option. The maximum term of an option is 10 years. Upon a change of control, as defined, awards and options then outstanding become fully vested, subject to certain limitations.

         On December 4, 1997, the stockholders of the Company approved an amendment to increase the maximum number of shares of common stock issuable under the LTIP to 9,000,000 from 7,000,000. The total number of shares of common stock reserved for issuance under the LTIP at year end was 6,538,716 shares, 2,039,645 of which remained available for grant.

         1996 Non-Qualified Stock Option Plan

         The Company initiated a non-qualified stock option plan (the "1996 Plan") that was approved by the Company's Board of Directors on February 5, 1996. The 1996 Plan allows for non-qualified stock options and various other stock awards. Administration of the 1996 Plan is conducted by the Company's Compensation Committee of the Board of Directors. The administrator determines the amount and type of option or award and terms and conditions and vesting schedules (generally 3 years) of the award or option. The maximum term of an option is 10 years. Upon a change of control, as defined, awards and options then outstanding become fully vested, subject to certain limitations. The maximum number of shares issuable under the 1996 Plan is 5,000,000. The total number of shares of common stock reserved under the 1996 Plan at year end was 4,612,949 shares, 585,183 of which remained available for grant.

         1994 Non-Employee Director Stock Option Plans

         On April 26, 1994, the Board of Directors approved a non-employee director stock option plan (the "1994 Non-Employee Director Plan"). The 1994 Non-Employee Director Plan provides for an initial grant of 20,000 options at fair market value to be issued to each non-employee director who first became a director of the Company after February 1, 1994 ("Initial Grants"). During the Year Ended December 31, 1995, a further 100,000 options were granted to each of the non-employee directors. During the Year Ended December 31, 1996, a further 26,667 options were granted to each of the non-employee directors. The maximum number of common shares issuable under the 1994 Non-Employee Director Plan is 500,000, all of which were granted at year end. Options granted to non-employee directors as Initial Grants were 100% exercisable at the time of grant and options issued as subsequent grants become exercisable over a three-year period. All such options are exercisable for a period of 10 years from date of grant.

         1996 Non-Employee Director Stock Option Plan

         On July 31, 1996, Board of Directors approved the Company's 1996 Non-Employee Director Option Plan (the "1996 Non-Employee Director Plan"), which was approved by stockholders on December 4, 1997. Under the 1996 Non-Employee Director Plan, certain directors who are not officers or employees of the Company or any affiliate of the Company (the "Non-Employee Directors") are eligible to receive stock options. The 1996 Non-Employee Director Plan provides that each Non-Employee Director who became a director after May 16, 1996, but prior to August 16, 1996 ( the "Effective Date") was entitled to receive a non-statutory stock option (the "Initial Option") to purchase 50,000 shares of common stock on the Effective Date. The 1996 Non-Employee Director Plan further provides that each Non-Employee Director who becomes a director after the Effective Date is entitled to receive the Initial option to purchase 50,000 shares of common stock on the date that he or she first becomes a member of the Board of Directors. In addition, the 1996 Non-Employee Director Plan provides that each Non-Employee Director is entitled to receive a non-statutory option to purchase 25,000 shares of common stock upon initial appointment to a committee of the Board of Directors (the "Committee Option"). The Board of Directors may also grant additional non-statutory options (the "Discretionary Options") to Non-Employee Directors in its or the Committee's sole discretion. Initial options, Committee Options and Discretionary Options are exercisable in eight quarterly installments, with the first of such installments becoming exercisable three months after the date grant (provided that, for each such installment, the optionee continues to serve as a director). The total number of shares of common stock reserved for issuance under the 1996 Non-Employee Director Plan as of year end was 500,000, 100,000 of which remain available for grant.

         The following table summarizes the stock option activity under the LTIP, the 1996 Plan, the 1996 Non-Employee Director Plan and the 1994 Non-Employee Director Plan:

                            December 31, 1997                  December 31, 1996                 December 31, 1995
                       ---------------------------        ---------------------------        --------------------------
                                          Weighted                           Weighted                          Weighted
                                          Average                            Average                           Average
                                          Exercise                           Exercise                          Exercise
                         Shares            Price            Shares            Price            Shares           Price
                       ----------         --------        ----------         --------        ----------        --------

Beginning              10,077,951          $17.22          6,663,769          $14.30          2,599,980         $11.62
Assumed in
  acquisitions            716,856            4.78          1,197,852            8.39          3,123,938           8.10
Granted                 6,617,773           10.57          7,202,103           17.79          2,446,996          25.72
Exercised              (1,116,050)           8.03         (3,198,476)           7.73         (1,394,035)         28.76
Canceled               (5,621,075)          17.61         (1,787,297)          19.77           (113,110)         19.81
                       ----------          ------         ----------          ------         ----------         ------
Ending                 10,675,455          $12.96         10,077,951          $17.22          6,663,769         $14.30
                       ==========          ======         ==========          ======         ==========         ======


         The following table summarizes information about stock options outstanding at year end:

                                      Options Outstanding                   Options Exercisable
                           ----------------------------------------     ---------------------------
                                            Weighted
                                            Average        Weighted                       Weighted
                              Number       Remaining        Average        Number          Average
                           Outstanding    Contractual      Exercise     Exercisable       Exercise
Range of Exercise Prices   at 12/31/97        Life           Price      at 12/31/97         Price
------------------------   -----------    -----------      --------     -----------       --------

$   0.05 - $ 9.8750          2,496,383        8.66          $ 7.17         769,409         $ 6.63
   10.21 -  15.8750          4,156,021        7.86           10.58       2,865,111          10.62
 16.0625 -   28.750          4,023,051        7.45           19.00       1,344,569          23.09
--------   --------         ----------        ----          ------       ---------         ------
$   0.05 - $ 28.750         10,675,455        7.89          $12.96       4,979,089         $13.37
========   ========         ==========        ====          ======       =========         ======

         Options to purchase 4,979,089, 4,035,729 and 1,697,054 shares of common stock were exercisable at December 31, 1997, 1996 and 1995, respectively.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans as calculated under SFAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                   1997                  1996                 1995
                                                ----------            ----------           ---------

Net loss - as reported                          $(475,667)            $(405,451)           $(65,960)
Net loss - pro forma                             (511,575)             (430,765)            (80,670)
Net loss per share - as reported                    (9.59)                (9.94)              (2.65)
Net loss per share - pro forma                     (10.07)               (10.56)              (3.25)


         The above compensation cost does not include the fair value of the stock options assumed in connection with the acquisitions, as the fair value of such options have been included in the purchase price of the acquired companies.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                            1997                    1996                     1995
                                           ------                  ------                   ------

Dividend yield                                --                       --                       --
Expected volatility                        .7500                    .7857                    .6827
Risk free interest rate                     6.00%                    5.47%                    5.31%
Expected lives                             4 yrs                    4 yrs                    4 yrs
Weighted average grant-date
  fair value of options granted           $10.57                   $10.79                   $15.61


         The effects of applying SFAS 123 in this disclosure are not indicative of future amounts. Additional grants in future years are anticipated.

         On March 13, 1997, in order to continue to provide a competitive employment environment for staff retention and hiring, the Company instituted an Option Exchange Program under which certain employees (other than employees who are directors) with options exercisable at $10.40 per share or higher were given the opportunity to exchange such options for options with an exercise price of $10.40 per share. A total of 3,627,020 employee stock options were exchanged and are included in the cancelled and re-granted employee stock options in the above table.

     1997 Employee Stock Purchase Plan

         On December 4, 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan, which provides for six offerings, one beginning every six months commencing December 1, 1997 until and including November 30, 2000, that provides certain eligible employees with the opportunity to purchase shares of the Company's common stock at a price of 85% of the price listed on the New York Stock Exchange at various specified purchase dates. A maximum of 1,000,000 shares of common stock has been authorized for issuance under the 1997 Employee Stock Purchase Plan.

     Warrants

         On November 6, 1997, the Company's Canadian subsidiary, SoftKey Software issued in a private placement in Canada 4,072,000 special warrants for net proceeds of approximately $57,462. Each special warrant is exercisable without additional payment for one Exchangeable Share and automatically was exercised in accordance with their provisions subsequent to year end. The Exchangeable Shares are exchangeable at the option of the holder on a one-for-one basis for common stock of the Company without additional payment.

         On July 31, 1995, the Company announced that it would redeem all of its 2,925,000 publicly traded warrants for $0.10 per warrant on August 31, 1995 in accordance with the terms and conditions of the warrants. Holders of such warrants received in exchange for the warrants an aggregate of 289,959 shares of common stock. The remaining 25,410 warrants were redeemed by the Company.

(10)     AMORTIZATION, MERGER AND OTHER CHARGES

During the Year Ended December 31, 1997, the Company completed the acquisition of Creative Wonders using the purchase method of accounting and the acquisitions of Learning Services, Skills Bank, TEC Direct and Microsystems using the pooling-of-interests method of accounting. During the year ended December 31, 1996 the Company completed the acquisitions of MECC and Edusoft S.A. using the purchase method. During the Year Ended December 31, 1995, the Company completed the acquisitions of The Former Learning Company, Compton's and tewi using the purchase method of accounting and Future Vision using the pooling-of-interest method of accounting. Amortization, merger and other charges were expensed as incurred or were recorded when it became probable that the transaction would occur and the expense could be reasonably estimated. Amortization, merger and other related charges are as follows:

                                                                          Years Ended December 31,
                                                              --------------------------------------------------
                                                                1997                 1996                 1995
                                                              --------             --------             --------

Amortization of goodwill and other intangible assets          $457,393             $434,866             $ 31,968
Exit and restructuring costs                                    48,571                4,260                1,304
Charge for incomplete technology                                 1,050               56,688               60,483
Provision for earn-outs                                          5,497                2,917                   --
Professional fees and other costs                                2,505                2,599                9,417
                                                              --------             --------             --------
                                                              $515,016             $501,330             $103,172
                                                              ========             ========             ========


         The amortization of goodwill and other intangible assets in 1997, 1996 and 1995 represents primarily the amortization of the goodwill and acquired intangible assets in connection with the acquisitions of Creative Wonders, MECC, The Former Learning Company and Compton's.

         Exit and restructuring costs related to charges during the year for employee severance, discontinued products, termination of certain supplier relations and other charges related to the Company's acquisition strategy and integration of the acquired Companies. The charge has increased in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 due to the change in strategy related to the school channel and product discontinuation due primarily to the 1997 acquisitions. A total of 59 employees were terminated in the areas of development, marketing, operations, sales and administration as part of the integration process. Employee severance costs in the Year Ended December 31, 1996 related to termination of employees of the Company in connection with the acquisitions of The Former Learning Company and MECC and the related changes in strategy. A total of 108 employees were terminated in the areas of operations, marketing, sales, technical support and product development. Employee severance costs in the Year Ended December 31, 1995 related to termination of employees in connection with the acquisitions of Future Vision and certain severances related to changes in the Company's operations related to the acquisitions and changes in strategy. A total of 63 employees were terminated in the areas of operations, product development and administration. The exit and restructuring costs related to the Year Ended December 31, 1997 are expected to be paid by December 31, 1998.

         The charge for incomplete technology in the Year Ended December 31, 1997 related to products being developed by Creative Wonders, in the Year Ended December 31, 1996 related to products being developed by MECC and in the Year Ended December 31, 1995 related to products being developed by The Former Learning Company and Compton's. In each case the Company believes the products in development had not reached technological feasibility at the date of acquisition, had no alternative future use and additional development would be required to complete the software technology. The Company engaged a nationally recognized valuation firm to determine the value of the complete and incomplete technology and other identifiable intangible assets.

         The provision for earn-outs related to the amounts earned by the former owners of certain acquisitions based upon the achievement of certain revenue and operating goals achieved. These amounts are expected to be paid in common stock of the Company prior to December 31, 1998.

         Professional fees and other costs in the Year Ended December 31, 1997 related to investment banking, legal, accounting fees and other transaction related costs incurred in connection with the acquisitions of Skills Bank, Learning Services, TEC Direct and Microsystems. Professional fees and other transaction related costs in the Year Ended December 31, 1996 relate to additional legal and accounting costs incurred in connection with the acquisition of MECC.

Professional fees and other transaction related costs in the Year Ended December 31, 1995 relate to the investment banking, legal and accounting costs incurred to such date for the proposed merger with MECC and the professional fees associated with the acquisition of Future Vision on August 31, 1995.

         At December 31, 1997, the Company had merger related accruals of $12,533. The accruals consisted of amounts due for legal and accounting fees, employee severance and lease termination costs related to the acquisitions. The Company expects to substantially pay the remaining amounts prior to December 31, 1998.

(11) INCOME TAXES

         The Company's net loss for the years ended December 31, 1997, 1996 and 1995 includes amortization, merger and other charges of $515,016, $501,330, and $103,172, respectively, certain of which are not deductible for income tax purposes. The Company's loss before income taxes consisted of the following:

                                            Years Ended December 31,
                              --------------------------------------------------
                                 1997                1996                1995
                              ---------           ---------           ---------

United States                 $(433,842)          $(420,905)          $ (64,987)
Foreign                          19,409              15,454               4,822
                              ---------           ---------           ---------
                              $(414,433)          $(405,451)          $ (60,165)
                              =========           =========           =========



The provision for income taxes consists of the following:

                                               Years Ended December 31,
                                       --------------------------------------
                                         1997           1996            1995
                                       -------        --------        -------
Current income taxes:
     Federal                           $37,498        $ 16,777        $ 6,000
     State                               6,687           2,868          1,500
     Foreign                             1,512           4,000            250
                                       -------        --------        -------
                                        45,697          23,645          7,750
                                       -------        --------        -------

Deferred income taxes (benefit):
     Federal                            15,537         (23,645)        (1,955)
     State                                  --              --             --
     Foreign                                --              --             --
                                       -------        --------        -------
                                        15,537         (23,645)        (1,955)
                                       -------        --------        -------
                                       $61,234        $     --        $ 5,795
                                       =======        ========        =======

         The significant components of deferred income tax expense are primarily from changes in deferred tax liabilities related to the acquired technology, depreciation, certain allowances and reserves not currently deductible, and changes in the deferred tax asset valuation reserve.

         The Company's actual tax as compared to the 1997, 1996 and 1995 statutory tax rate reported on income is as follows:

                                                                                       Years Ended December 31,
                                                                           ----------------------------------------------
                                                                             1997                1996              1995
                                                                           ---------          ---------          --------

Tax provision (benefit) at statutory federal income tax rate (35%)         $(145,052)         $(141,908)         $(21,058)
State income tax, net of federal benefit                                       5,834              5,571             2,500
Net foreign earnings taxed at rates different than federal tax rate            1,700              2,319               700
Non deductible amortization, merger and other charges                        121,461            175,465            36,110
Effect of change in valuation allowance                                       61,234                 --                --
Utilization of prior year tax benefits                                            --            (41,447)          (12,457)
Other                                                                         16,057                 --                --
                                                                           ---------          ---------          --------
                                                                           $  61,234    $            --          $  5,795
                                                                           =========          =========          ========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                      Years Ended December 31,
                                                     -------------------------
                                                        1997            1996
                                                     ---------        --------
Deferred tax assets:
          Net operating losses and credits           $ 112,196        $ 49,582
          Other reserves and accruals                   25,918           8,104
                                                     ---------        --------
                                                       138,114          57,686
Less:  valuation allowance                            (131,269)        (53,350)
                                                     ---------        --------
                                                         6,845           4,336
                                                     ---------        --------
Tax liabilities:
          Deferred intangible assets                    (8,732)        (54,429)
          Deferred foreign taxes                            --          (3,941)
          Other deferred taxes                          (7,008)             --
                                                     ---------        --------
                                                       (15,740)        (58,370)
                                                     ---------        --------
Net deferred tax liability                           $  (8,895)       $(54,034)
                                                     =========        ========



         The valuation allowance relates to uncertainties surrounding the recoverability of deferred tax assets. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which benefits from net operating loss carryforwards are available and temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors at December 31, 1997 the Company recorded a valuation reserve for deferred tax assets of $131,269 (including $16,600 for items related to additional paid-in-capital in the Year Ended December 31,
1997). At December 31, 1997, the Company had worldwide net operating loss carryforwards and other tax benefits of approximately $280,400 for income tax purposes, expiring from the year 2000 through 2012. The Company expects to reduce its deferred tax liability in proportion to the amortization taken on certain intangible assets established in the acquisitions. The reduction of the intangible assets and the deferred tax liability will not impact future cash flows of the Company. The utilization of tax loss carryforwards is subject to limitations under Section 382 of the U.S. Internal Revenue Code, the U.S. consolidated tax return provisions, and foreign country tax regulations.

(12)  SUBSEQUENT EVENTS

         On March 6, 1998, the Company announced that it had entered into an agreement to acquire Mindscape, Inc. and its subsidiaries for a total purchase price of $150,000,000, payable in cash and the remainder through the issuance of shares of common stock. The transaction will be accounted for using the purchase method of accounting. The Company has not yet completed its allocation of the purchase price related to the transaction. The closing of the transaction is subject to certain conditions, including expiration of applicable waiting periods under pre-merger notification.

         On March 6, 1998, the Company also announced that its Canadian subsidiary, SoftKey Software Products Inc., agreed to sell to certain Canadian institutional investors approximately 6.25 million special warrants for aggregate proceeds of approximately U.S. $104 million. Each special warrant is exercisable without additional payment for one SoftKey Exchangeable Share. SoftKey's Exchangeable Shares are exchangeable on a one-for-one basis for common stock of the Company without additional payment. The private placement is ultimately subject to certain conditions, including receipt of certain regulatory approvals.

(13)     GEOGRAPHIC INFORMATION

         The Company operates primarily in one business segment - software for use with microcomputers. The following table presents information concerning the Company's North American, European and other operations during the Years Ended December 31, 1997, 1996 and 1995.

                                 North
                                America            Europe             Other          Eliminations      Consolidated
                               ---------           -------           -------         ------------      ------------

DECEMBER 31, 1997

Revenues:
     Customers                 $ 318,256           $73,524           $   658           $     --          $ 392,438
     Inter-company                    59            11,325                --            (11,384)                --
                               ---------           -------           -------           --------          ---------
           Total               $ 318,315           $84,849           $   658           $(11,384)         $ 392,438
                               =========           =======           =======           ========          =========

Loss from
       operations              $(496,713)          $22,306           $(1,260)          $     --          $(475,667)
                               =========           =======           =======           ========          =========

Identifiable  assets           $ 373,306           $44,738           $(1,253)          $     --          $ 416,791
                               =========           =======           =======           ========          =========

DECEMBER 31, 1996

Revenues:
     Customers                 $ 284,537           $57,094           $ 1,690           $     --          $ 343,321
     Inter-company                   383             6,698                --             (7,081)                --
                               ---------           -------           -------           --------          ---------
           Total               $ 284,920           $63,792           $ 1,690           $ (7,081)         $ 343,321
                               =========           =======           =======           ========          =========

Loss from
       operations              $(392,905)          $10,531           $ 1,062           $     --          $(381,312)
                               =========           =======           =======           ========          =========

Identifiable  assets           $ 769,338           $23,096           $ 1,084           $     --          $ 793,518
                               =========           =======           =======           ========          =========

DECEMBER 31, 1995

Revenues:
    Customers                  $ 140,811           $27,380           $ 1,227           $ (2,376)         $ 167,042
    Inter-company                    696            (3,071)               (1)             2,376                 --
                               ---------           -------           -------           --------          ---------
           Total               $ 141,507           $24,309           $ 1,226           $     --          $ 167,042
                               =========           =======           =======           ========          =========

 Loss from
       operations              $ (64,754)          $ 3,256           $   628           $     --          $ (60,870)
                               =========           =======           =======           ========          =========

Identifiable assets            $ 891,266           $ 9,062           $    85           $     --          $ 900,413
                               =========           =======           =======           ========          =========


         The Company conducts a portion of its operations outside the United States. At December 31, 1997, $20,209 of cash and cash equivalents were subject to foreign currency fluctuations. Sales and transfers between geographic areas are generally priced at market less an allowance for marketing costs. No single customer accounted for greater than 10% of revenues for any of the periods presented.

                                                                     Schedule II
                                                                     -----------

                           THE LEARNING COMPANY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                         Additions
                                        ------------------------------------------
                                                          Charged
                                        Balance at        to cost         Charged                             Balance
                                        beginning           and           to other                             at end
                                        of period         expenses        accounts      Deductions(1)        of period
                                        ----------       ----------       --------      -------------        ---------

YEAR ENDED DECEMBER 31, 1997
     Allowance for returns and
      doubtful accounts                  $15,191           $67,773           --           $(53,738)           $29,226

YEAR ENDED DECEMBER 31, 1996
     Allowance for returns and
      doubtful accounts                  $ 6,851           $38,112           --           $(29,772)           $15,191

YEAR ENDED DECEMBER 31, 1995
     Allowance for returns and
      doubtful accounts                  $ 6,744           $22,358           --           $(22,251)           $ 6,851





(1) Deductions relate to credits issued for returns and allowances against accounts receivable.

     PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item appears in sections captioned "Nominees," "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item appears in sections captioned "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," "Comparative Stock Performance," "Executive Compensation," "Employment Arrangements," "Stock Option Grants," "Option Exercises and Year-End Option Table," "Repricing of Options" and "Compensation Committee Report on Option Repricing" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item appears in section captioned "Security Ownership of the Company" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item appears in sections captioned "Directors' Compensation" and "Certain Relationships and Related Transactions" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report

        (1)     FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

                CONSOLIDATED FINANCIAL STATEMENTS:

                    Report of Independent Accountants                        32

                    Consolidated Balance Sheets as of December 31,
                    1997 and 1996                                            33

                    Consolidated Statements of Operations for the
                    Years Ended December 31, 1997, 1996 and 1995             34

                    Consolidated Statements of Stockholders' Equity
                    (Deficit) for the Years Ended December 31, 1997,
                    1996 and 1995                                            35

                    Consolidated Statements of Cash Flows for the
                    Years Ended December 31, 1997, 1996 and 1995             36

                    Notes to Consolidated Financial Statements               38

        (2)     FINANCIAL STATEMENT SCHEDULE

                CONSOLIDATED SUPPLEMENTARY FINANCIAL SCHEDULE:

                    Schedule II - Valuation and Qualifying Accounts          55

        (3)     EXHIBITS

Exhibit
Number                              Description
-------                             -----------

   3.1      Restated Certificate of Incorporation, as amended(1)

   3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock (15)

   3.3      Bylaws of the Company, as amended

   4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(2)

   4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee(3)

   4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(3)

   4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement(3)

   4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(4)

   4.6 Voting and Exchange Trust Agreement dated as of February 4, 1994 among the Company and SoftKey Software Products Inc. and R-M Trust Company, as Trustee(5)

   4.7 Plan of Arrangement of SoftKey Software Products Inc. under Section 182 of the Business Corporations Act (Ontario)(5)

   4.8 Form of Special Warrant dated November 6, 1997 of SoftKey Software Products Inc.

   4.9 Special Warrant Indenture dated November 6, 1997 between SoftKey Software Products Inc. and CIBC Mellon Trust Company

   4.10 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.

  10.1 Employment Agreement dated as of April 9, 1997 by and between the Company and Michael Perik(6)*

  10.2 Employment Agreement dated as of April 9, 1997 by and between the Company and Kevin O'Leary (6)*

  10.3 Employment Agreement dated as of May 22, 1997 by and between the Company and R. Scott Murray (7)*

  10.4 Employment Agreement dated October 8, 1993 by and between SoftKey Software Products Inc. and David E. Patrick (8)*

  10.5 Employment Agreement dated March 1, 1994 by and between SoftKey Software Products Inc. and Robert Gagnon (13)*

  10.6 Employment Agreement dated as of February 6, 1997 by and between the Company and Neal S. Winneg*

  10.7 Employment Agreement dated as of March 5, 1997 by and between the Company and Anthony Bordon (14)*

  10.8 Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. (10)

  10.9 Second Amendment dated as of May 17, 1995 by and between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (11)

  10.10 Third Amendment dated as of December 22, 1995 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (9)

  10.11 Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (9)

  10.12 Fifth Amendment dated as of October 4, 1996 by and among SoftKey Inc. and Fleet National Bank, as successor in interest to Fleet Bank of Massachusetts, to Credit Agreement dated as of September 30, 1994 (12)

  10.13 Sixth Amendment dated December 31, 1997 by and among SoftKey Inc. and Fleet National Bank, as successor in interest to Fleet Bank of Massachusetts, NA to Credit Agreement dated September 30, 1994

  10.14 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc. (13)

  10.15 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1 (13)

  10.16 1994 Non-Employee Director Stock Option Plan, as amended and restated effective February 5, 1996 (9)*

  10.17 Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option Plan (9)*

  10.18     1990 Long Term Equity Incentive Plan, as amended through December 4,
            1997*

  10.19 Form of Stock Option Agreement under 1990 Long Term Equity Incentive Plan (9)*

  10.20 1996 Stock Option Plan, as amended and restated through October 31, 1996 (14)*

  10.21     Form of Stock Option Agreement under 1996 Stock Option Plan (9)*

  10.22     1996 Non-Employee Director Stock Option Plan (15)*

  10.23 Form of Stock Option Agreement under 1996 Non-Employee Director Stock Option Plan*

  10.24     1997 Employee Stock Purchase Plan (15)*

  10.25 Form of Standstill Agreement by and between the Company and Tribune Company (4)

  10.26 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P. and Thomas H. Lee Foreign Fund III, L.P. (16)

  10.27 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P. and BCIP Trust Associates, L.P. (16)

  10.28 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.
            (16)

  10.29 Receivables Purchase Agreement dated as of June 30, 1997 by and among The Learning Company Funding, Inc. ("Funding"), Lexington Partner Capital Company ("Lexington"), Fleet National Bank ("Fleet"), TLC Multimedia Inc. and the Company (7)

  10.30 Receivables Sales Agreement dated as of June 30, 1997 by and between TLC Multimedia Inc. and Funding (7)

  10.31 Capital Contribution Agreement dated as of June 30, 1997 by and among TLC Multimedia Inc., Funding and the Company (7)

  21.1      Subsidiaries of the Company

  23.1      Written Consent of Coopers & Lybrand L.L.P.

  27.1      Financial Data Schedule
-------------------------

*        Denotes management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 6, 1996.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(3) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

(4) Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(5) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-40549) filed December 3, 1997.

(6) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 5, 1997.

(7) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 5, 1997.

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

(14) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

(15) Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

(16) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 26, 1997.


(b)     REPORTS ON FORM 8-K

The registrant filed a Current Report on Form 8-K reporting that, on November 6, 1997, it sold 4,072,000 special warrants to certain Canadian institutional investors pursuant to Regulation S under the Securities Act of 1933, as amended.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE LEARNING COMPANY, INC.

                                          By:  /s/ Michael Perik
                                               -----------------------------
                                               Michael Perik
                                               Chief Executive Officer and
                                               Chairman of the Board
                                               (principal executive officer)

Date:  March 12, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 1998.

Signature                                    Title
---------                                    -----

/s/ MICHAEL PERIK                            Director, Chief Executive Officer
-----------------------------                and Chairman of the Board of
Michael Perik                                Directors

/s/ KEVIN O'LEARY                            Director and President
-----------------------------
Kevin O'Leary

/s/ R. SCOTT MURRAY                          Executive Vice President and Chief
-----------------------------                Financial Officer (principal
R. Scott Murray                              financial officer and principal
                                             accounting officer)

/s/ LAMAR ALEXANDER                          Director
-----------------------------
Lamar Alexander

/s/ MICHAEL BELL                             Director
-----------------------------
Michael Bell

/s/ ANTHONY J. DINOVI                        Director
-----------------------------
Anthony J. DiNovi

/s/ JAMES DOWDLE                             Director
-----------------------------
James Dowdle

/s/ ROBERT GAGNON                            Director
-----------------------------
Robert Gagnon

/s/ MARK E. NUNNELLY                         Director
-----------------------------
Mark E. Nunnelly

/s/ CHARLES PALMER                           Director
-----------------------------
Charles Palmer

/s/ CAROLYNN N. REID-WALLACE                 Director
-----------------------------
Carolynn N. Reid Wallace

/s/ ROBERT RUBINOFF                          Director
-----------------------------
Robert Rubinoff

/s/ SCOTT SPERLING                           Director
-----------------------------
Scott Sperling

/s/ PAUL J. ZEPF                             Director
-----------------------------
Paul J. Zepf

                                  EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

   3.1      Restated Certificate of Incorporation, as amended (1)

   3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock (15)

   3.3      Bylaws of the Company, as amended

   4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture") (2)

   4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee (3)

   4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement") (3)

   4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement(3)

   4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company (4)

   4.6 Voting and Exchange Trust Agreement dated as of February 4, 1994 among the Company and SoftKey Software Products Inc. and R-M Trust Company, as Trustee (5)

   4.7 Plan of Arrangement of SoftKey Software Products Inc. under Section 182 of the Business Corporations Act (Ontario) (5)

   4.8 Form of Special Warrant dated November 6, 1997 of SoftKey Software Products Inc.

   4.9 Special Warrant Indenture dated November 6, 1997 between SoftKey Software Products Inc. and CIBC Mellon Trust Company

   4.10 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.

  10.1 Employment Agreement dated as of April 9, 1997 by and between the Company and Michael Perik (6)*

  10.2 Employment Agreement dated as of April 9, 1997 by and between the Company and Kevin O'Leary (6)*

  10.3 Employment Agreement dated as of May 22, 1997 by and between the Company and R. Scott Murray (7)*

  10.4 Employment Agreement dated October 8, 1993 by and between SoftKey Software Products Inc. and David E. Patrick (8)*

  10.5 Employment Agreement dated March 1, 1994 by and between SoftKey Software Products Inc. and Robert Gagnon (13)*

  10.6 Employment Agreement dated February 6, 1997 by and between the Company and Neal S. Winneg*

  10.7 Employment Agreement dated March 5, 1997 by and between the Company and Anthony Bordon (14)*


  10.8 Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. (10)

  10.9 Second Amendment dated as of May 17, 1995 by and between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (11)

  10.10 Third Amendment dated as of December 22, 1995 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (9)

  10.11 Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (9)

  10.12 Fifth Amendment dated as of October 4, 1996 by and among SoftKey Inc. and Fleet National Bank, as successor in interest to Fleet Bank of Massachusetts, to Credit Agreement dated as of September 30, 1994 (12)

  10.13 Sixth Amendment dated December 31, 1997 by and among SoftKey Inc. and Fleet National Bank, as successor in interest to Fleet Bank of Massachusetts, NA to Credit Agreement dated September 30, 1994

  10.14 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc. (13)

  10.15 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1 (13)

  10.16 1994 Non-Employee Director Stock Option Plan, as amended and restated effective February 5, 1996 (9)*

  10.17 Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option Plan (9)*

  10.18     1990 Long Term Equity Incentive Plan, as amended through December 4,
            1997*

  10.19 Form of Stock Option Agreement under 1990 Long Term Equity Incentive Plan (9)*

  10.20 1996 Stock Option Plan, as amended and restated through October 31, 1996 (14)*

  10.21     Form of Stock Option Agreement under 1996 Stock Option Plan (9)*

  10.22     1996 Non-Employee Director Stock Option Plan (15)*

  10.23 Form of Stock Option Agreement under 1996 Non-Employee Director Stock Option Plan*

  10.24     1997 Employee Stock Purchase Plan (15)*

  10.25 Form of Standstill Agreement by and between the Company and Tribune Company (4)

  10.26 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P. and Thomas H. Lee Foreign Fund III, L.P. (16)

  10.27 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P. and BCIP Trust Associates, L.P. (16)

  10.28 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.
            (16)

  10.29 Receivables Purchase Agreement dated as of June 30, 1997 by and among The Learning Company Funding, Inc. ("Funding"), Lexington Partner Capital Company ("Lexington"), Fleet National Bank ("Fleet"), TLC Multimedia Inc. and the Company (7)

  10.30 Receivables Sales Agreement dated as of June 30, 1997 by and between TLC Multimedia Inc. and Funding (7)

  10.31 Capital Contribution Agreement dated as of June 30, 1997 by and among TLC Multimedia Inc., Funding and the Company (7)

  21.1      Subsidiaries of the Company

  23.1      Written Consent of Coopers & Lybrand L.L.P.

  27.1      Financial Data Schedule

-------------------------

*        Denotes management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 6, 1996.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(3) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

(4) Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(5) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-40549) filed December 3, 1997.

(6) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 5, 1997.

(7) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 5, 1997.

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

(14) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 4, 1997.

(15) Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

(16) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 26, 1997.