Form 10-Q
period 1998-04-04
LEARNING CO INC
filed 1998-05-13
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998


                         Commission File Number 1-12375

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

        As of April 30, 1998, there were 53,509,734 outstanding shares of the issuer's common stock, par value $.01 per share.

                           THE LEARNING COMPANY, INC.
                                TABLE OF CONTENTS


                         Part I - Financial Information
                         ------------------------------

                                                                         Page
                                                                         ----

ITEM 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets at
        March 31, 1998 and December 31, 1997.............................  3

        Condensed Consolidated Statements of
        Operations for the Three Months Ended
        March 31, 1998 and 1997..........................................  4

        Condensed Consolidated Statements of
        Cash Flows for the Three Months
        Ended March 31, 1998 and 1997....................................  5

        Notes to Condensed Consolidated Financial Statements.............  7

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................10

                           Part II - Other Information
                           ---------------------------

ITEM 1. Legal Proceedings.................................................14

ITEM 2. Changes in Securities.............................................14

ITEM 6. Exhibits and Reports on Form 8-K..................................15

                             PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      March 31,     December 31,
                                                        1998            1997
                                                      ---------     ------------
                                                     (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $107,710       $  95,137
Accounts receivable (less allowances for returns
  of $26,732 and $29,226, respectively)                 94,428          99,677
Inventories                                             38,087          29,600
Other current assets                                    45,289          32,590
                                                      --------       ---------
                                                       285,514         257,004

Intangible assets, net                                 143,085         127,481
Other long-term assets                                  37,224          32,306
                                                      --------       ---------
                                                      $465,823       $ 416,791
                                                      ========       =========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities                                   $169,274       $ 160,356
                                                      --------       ---------

LONG-TERM OBLIGATIONS:
Long-term debt                                         287,650         294,356
Accrued and deferred income taxes                       58,512          59,746
Other long-term obligations                              9,414           6,119
                                                      --------       ---------
                                                       355,576         360,221
                                                      --------       ---------

STOCKHOLDERS' DEFICIT                                  (59,027)       (103,786)
                                                      --------       ---------
                                                      $465,823       $ 416,791
                                                      ========       =========




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                    1998               1997
                                                -----------        -----------

REVENUES                                        $   113,602        $    86,881

COSTS AND EXPENSES:
     Costs of production                             33,964             24,020
     Sales and marketing                             28,145             20,859
     General and administrative                       7,574              8,577
     Development and software costs                  10,993             10,751
     Amortization, merger and other charges         156,820            124,721
                                                -----------        -----------
                                                    237,496            188,928
                                                -----------        -----------

OPERATING LOSS                                     (123,894)          (102,047)

INTEREST EXPENSE, net                                 5,514              5,521
                                                -----------        -----------

LOSS BEFORE INCOME TAXES                           (129,408)          (107,568)

PROVISION FOR INCOME TAXES:                              --               (250)
                                                -----------        -----------

NET LOSS                                        $  (129,408)       $  (107,318)
                                                ===========        ===========


NET LOSS PER SHARE-basic and diluted            $     (2.45)       $     (2.20)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING-basic and diluted                    52,732,000         48,742,000






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                     1998             1997
                                                                  ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(129,408)       $(107,318)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation, amortization and other                       55,269          126,101
          Provisions for returns and doubtful accounts               12,874            8,449
          Charge for incomplete technology                          103,000               --
     Changes in operating assets and liabilities:
          Accounts receivable                                          (146)           2,335
          Accounts payable and accruals                             (18,395)         (14,078)
          Other                                                      (2,381)          (5,598)
                                                                  ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            20,813            9,891
                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of fixed assets and other                        (11,489)          (3,882)
         Businesses acquired, net of cash acquired                 (116,972)              --
         Acquisition related items                                  (18,019)          (7,898)
                                                                  ---------        ---------
NET CASH USED FOR INVESTING ACTIVITIES                             (146,480)         (11,780)
                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments under capital leases and
          other long-term debt                                         (266)            (207)
        Repurchase of Senior Convertible Notes                       (6,000)          (7,000)
        Proceeds from issuance of common stock
          related to exercise of stock options, net                  12,582              516
        Proceeds from the issuance of special warrants, net         134,346               --
        Other                                                        (2,207)             (67)
                                                                  ---------        ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                138,455           (6,758)
                                                                  ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (215)          (1,444)
                                                                  ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              12,573          (10,091)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       95,137          110,120
                                                                  ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 107,710        $ 100,029
                                                                  =========        =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         1998         1997
                                                                       -------       ------
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
     Common stock issued to acquire Mindscape                          $30,000       $   --
     Common stock issued to settle note payable to related party            --        3,053






  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. ("TLC" or the "Company") for the three months ended March 31, 1998 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998. The results for the three months ended March 31, 1997 have been restated to reflect the acquisitions of Skills Bank Corporation, Learning Services, Inc. and Microsystems Software, Inc. which were accounted for using the pooling-of-interest method of accounting.

The first quarter reporting period for 1998 ended on April 4, 1998, and the first quarter reporting period for 1997 ended on April 5, 1997. The periods from January 4, 1998 to April 4, 1998 and from January 7, 1997 to April 5, 1997 are referred to as the "First Quarter 1998" and the "First Quarter 1997" or the "Three Months Ended March 31, 1998" and the "Three Months Ended March 31, 1997", respectively throughout these financial statements.

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

2.      ACQUISITIONS

On March 5, 1998, the Company acquired control of Mindscape, Inc. and certain affiliated companies ("Mindscape") for a total purchase price of $152,557 payable in cash of $122,557 and the remainder through the issuance of 1,366,743 shares of common stock. This acquisition was accounted for using the purchase method of accounting. The purchase price for Mindscape was allocated as follows:

Purchase price                          $152,557
Plus: fair value of net liabilities        3,297
                                        --------
Excess to allocate                       155,854
Less: excess allocated to
   Incomplete technology                 103,000
   Completed technology and products      13,000
   Brands and trade names                 30,000
                                        --------
                                         146,000
                                        --------
Goodwill                                $  9,854
                                        ========

The Company primarily used the income approach to determine the fair value of the identified intangible assets acquired. The debt-free cash flows, net of provision for operating expenses, were discounted to a net present value. The Company believes that the in-complete products under development had not reached technical feasibility at the date of the acquisition, had no alternative future use and additional development is required to ensure their commercial viability. In order to develop the acquired incomplete technology into commercially viable products the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards. Complete technology is being amortized using the straight-line method over its estimated useful life of two years and goodwill and brands and trade names are being amortized using the straight-line method over its estimated useful life of ten years.

Summarized pro forma combined results of operations for the Three Months Ended March 31, 1998 and 1997 are shown as if the transaction had occurred at the beginning of the period presented. Pro forma adjustments relate primarily to amortization of goodwill and complete technology. These pro forma combined results of operations include the historical results from Mindscape and do not reflect any reductions in operating costs derived from consolidation of functional departments. In addition, the pro forma combined operating loss includes pro forma amortization of acquired intangible assets resulting from the acquisition of Mindscape for the Three Months Ended March 31, 1998 and 1997 of $2,621.

                                                Mindscape
Three Months Ended       The Learning      Including Pro Forma    Pro Forma
  March 31, 1998         Company, Inc.         Adjustments         Combined
------------------       -------------     -------------------    ----------
Revenues                  $ 113,602             $  9,090          $ 122,692
Operating loss             (123,894)             (44,270)          (168,164)
Net loss                   (129,408)             (45,330)          (174,738)
Net loss per share        $   (2.45)                              $   (2.83)

                                                Mindscape
Three Months Ended       The Learning      Including Pro Forma    Pro Forma
  March 31, 1997         Company, Inc.         Adjustments         Combined
------------------       -------------     -------------------    ----------
Revenues                  $  86,881              $ 14,143         $ 101,024
Operating loss             (102,047)              (18,847)         (120,894)
Net loss                   (107,318)              (18,841)         (126,159)
Net loss per share        $   (2.20)                              $   (2.18)

3.      ISSUANCE OF SPECIAL WARRANTS

On March 12, 1998, the Company's Canadian subsidiary, Softkey Software Products Inc. ("SoftKey"), issued in a private placement in Canada 8,687,500 special warrants for net proceeds of approximately $134,000. Each special warrant will be exercisable without additional payment for one (or, in certain circumstances, 1.07) exchangeable non-voting share of SoftKey (an "Exchangeable Share") following clearance from the various regulatory bodies in Canada. The Exchangeable Shares are exchangeable at the option of the holder on a one-for-one basis for common stock of the Company without additional payment.

4.      BORROWINGS

On May 6, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $148,500, of which $35,000 is outstanding at March 31, 1998. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.

5.      COMPREHENSIVE LOSS

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The Company's comprehensive loss was as follows:

                                        Three Months Ended March 31,
                                       ------------------------------
                                          1998                 1997
                                       ---------            ---------
Net loss                               $(129,408)           $(107,318)
Other comprehensive loss                  (2,760)              (1,448)
                                       ---------            ---------
     Total comprehensive loss          $(132,168)           $(108,766)
                                       =========            =========

Other comprehensive loss represents losses on foreign currency translation.

6.      INVENTORIES

Inventories are stated at the lower of weighted average cost or net realizable value and include third-party assembly costs, CD-ROM discs, manuals and an allocation of fixed overhead.

                             March 31,       December 31,
                               1998             1997
                             ---------       ------------
Components                    $ 1,930          $ 4,243
Finished goods                 36,157           25,357
                              -------          -------
                              $38,087          $29,600
                              =======          =======

7.      COMPUTATION OF EARNINGS PER SHARE

For the year ended December 31, 1997, the Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalents consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not included common stock equivalents for the Three Months Ended March 31, 1998 and 1997 as their inclusion would be antidilutive. Dilutive elements would include the 750,000 shares of Series A Preferred Stock (which is ultimately convertible into 15,000,000 shares of common stock) issued on December 5, 1997, 8,687,500 special warrants to acquire Exchangeable Shares and employee stock options totaling 13,048,000 and 9,790,000 at March 31, 1998 and 1997, respectively.

8.      EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 3, 1998. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts. Certain of the information contained in this Quarterly Report on Form 10-Q which are not historical facts may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from those set forth in such forward-looking statements. Certain risks and uncertainties including, but not limited to, those discussed below in "Factors Affecting Future Operating Results," as well as in the Company's Annual Report on Form 10-K for the 1997 fiscal year as filed with the Securities and Exchange Commission (the "SEC"), as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided pursuant to applicable regulations of the SEC and is not intended to serve as a basis for projections of future events.

INTRODUCTION

The Learning Company, Inc. ("TLC" or the "Company") develops and publishes a broad range of high quality branded consumer software for personal computers ("PCs") that educate and entertain across every age category, from young children to adults. The Company's primary emphasis is in educational, productivity and reference software, but it also offers a selection of lifestyle and entertainment products, both in North America and internationally.

The Company has a history of acquiring companies in order to broaden its product lines and sales channels. During the first quarter of 1998, the Company acquired Mindscape, Inc. and certain affiliated companies ("Mindscape"). Mindscape is a leading developer, publisher and distributor of consumer software.

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

RESULTS OF OPERATIONS

        NET LOSS. The Company incurred a net loss of $129,408 ($2.45 per share) on revenues of $113,602 in the First Quarter 1998 as compared to a net loss of $107,318 ($2.20 per share) on revenues of $86,881 in the First Quarter 1997. The net loss in the First Quarter 1998 and 1997 is a result of the effect of the amortization, merger and other charges of $156,820 and $124,721, respectively.

        REVENUES. Revenues by distribution channel for the First Quarter 1998 as compared to the First Quarter 1997 and the respective percentage of revenues are as follows:

                                            Three Months Ended March 31,
                                      --------------------------------------
                                        1998        %        1997         %
                                      --------     ---      -------      ---
          Retail                      $ 55,858      49%     $36,313       42%
          OEM                            8,544       8%       6,435        7%
          School                        11,628      10%      10,162       12%
          Direct response               12,398      11%      10,975       13%
          International                 19,828      17%      16,634       19%
          Tax software and services      5,346       5%       6,362        7%
                                      --------     ---      -------      ---
                                      $113,602     100%     $86,881      100%
                                      ========     ===      =======      ===

Retail sales increased in dollars and as a percentage of total revenue for the Three Months Ended March 31, 1998 as compared to the Three Months Ended
March 31, 1997 primarily due to growth in the demand for consumer software and the Company's increased market share. Retail revenues also were higher than the prior year due to the acquisition of Mindscape and the launch of several new products which included: Reader Rabbit's Second Grade, Success Builder: Math Library, CyberPatrol, Compton's Reference Suite, and Compton's 3D Atlas. OEM sales increased in dollars for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 primarily due to additional demand from PC manufacturers across the industry. International sales increased in dollars for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 primarily as a result of the higher PC sales in Europe and an extension of a distribution license in Australia. Direct response revenues increased in dollars for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 due to growth in the Company's catalog based sales to end users. School sales increased in dollars for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 as a result of the higher growth in revenues from the acquisitions of Skills Bank Corporation and Learning Services, Inc. in 1997 and due to the increasing demand for software in American schools. Revenues from the Tax Division decreased in dollars and as a percentage of total revenue for the Three Months Ended
March 31, 1998 as compared to the Three Months Ended March 31, 1997 due to greater competition in the Canadian home tax software market and lower Canadian dollar exchange rates.

        COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the First Quarter 1998 as compared to the First Quarter 1997 are as follows:

                                            Three Months Ended March 31,
                                      --------------------------------------
                                        1998        %         1997        %
                                      --------     ---      -------      ---
          Costs of                    $33,964       30%     $24,020       28%
          production
          Sales and marketing          28,145       25%      20,859       24%
          Development and
            Software costs             10,993       10%      10,751       12%
          General and
            Administrative              7,574        6%       8,577       10%
                                      -------      ---      -------      ---
                                      $80,676       71%     $64,207       74%
                                      =======      ===      =======      ===

Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production as a percentage of revenues increased in the First Quarter 1998 as compared to the First Quarter 1997 from 28% to 30%. The increase in costs of production as a percentage of revenues in First Quarter 1998 from First Quarter 1997 was caused by sale of products from the acquisitions of Mindscape and Creative Wonders that have higher production costs and royalties plus the higher cost of purchasing third-party product that is sold through catalog distribution.

Sales and marketing expenses increased to 25% of revenues in the First Quarter 1998 as compared to 24% of revenues in the First Quarter 1997. The increase relates to higher spending on coupon rebate promotions, retail channel marketing and trade promotion programs.

Development and software costs decreased to 10% of revenues in the First Quarter 1998 as compared to 12% of revenues in the First Quarter 1997 due to the timing of product introduction.

General and administrative expenses decreased to 6% of revenues in the First Quarter 1998 as compared to 10% of revenues in the First Quarter 1997 due to continued efforts to reduce both fixed costs and employee headcount related to the combinations of the Company's acquisitions.

The Company reported merger, amortization and other charges in the First Quarter 1998 and the First Quarter 1997 of $156,820 and $124,721, respectively, resulting primarily from the acquisitions. The charges in the Three Months Ended March 31, 1998 include $103,000 related to in-process technology write-offs, with the remainder relating to amortization of goodwill, amortization of acquired technology related assets and other expenses. The Company primarily used the income approach to determine the fair value of the identified intangible assets acquired. The debt-free cash flows, net of provision for operating expenses, were discounted to a net present value. The value of certain completed technology was based upon comparable fair values in the open market. In order to develop the acquired incomplete technology into commercially viable products the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $95,137 at December 31, 1997 to $107,710 at March 31, 1998. This increase was attributable to the Company's Canadian subsidiary, Softkey Software Products Inc. ("SoftKey"), issuing 8,687,500 special warrants in a private placement for proceeds of approximately $134,000 offset by the cash paid for the acquisition of Mindscape of approximately $120,000. Other financing activities generated approximately $4,455 and investing activities used approximately $26,480 offset by cash generated from operations of approximately $20,813.

As of May 6, 1998 the Company has outstanding $297,650 principal amount Senior Convertible Notes ($10,000 is included as current). The Senior Convertible Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices. Should the Senior Convertible Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to re-finance the notes under favorable terms or at all.

On May 6, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $148,500, of which $35,000 is outstanding at March 31, 1998. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.

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

At the present time, the Company expects that its cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer-term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer and software markets. In addition, the Company's Senior Convertible Notes mature November 1, 2000. If not converted to common stock, the Company may be required to secure alternative financing sources. There can be no assurance that alternative financing sources will be available on terms acceptable to the Company in the future or at all. The Company continuously evaluates products and technologies for acquisitions, however no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time.

FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below and in the Company's Annual Report on Form 10-K for the 1997 fiscal year on file with the SEC.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

The Company is subject to various pending claims. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES.

On March 27, 1998, the Company issued 1,366,743 shares of the Company's common stock to the former stockholder of Mindscape in connection with the Company's acquisition of Mindscape.

On January 21, 1998, the Company issued 5,723 shares of its common stock to five former stockholders of TEC Direct, Inc. to complete the Company's acquisition of TEC Direct, Inc.

On April 15, 1998, the Company issued (i) 98,428 shares of its common stock to Michel Bussac, a former stockholder of Edusoft, S.A., a subsidiary of the Company; (ii) 19,164 shares of its common stock to Helmut Kunkel, a former stockholder of tewi Verlag GmbH, a subsidiary of the Company; (iii) an aggregate of 62,583 shares of its common stock to three former stockholders of Domus Software B.V., a subsidiary of the Company; (iv) 42,387 shares of its common stock to Jean-Pierre Nordman, a former stockholder of Personal Soft S.A., a subsidiary of the Company; and (v) 21,397 shares of its common stock to Rainer Rossipaul, a former stockholder of Rossipaul Medien GmbH, a subsidiary of the Company. All of such shares of common stock were issued as additional consideration for the Company's purchase of Edusoft, S.A., tewi Verlag GmbH, Domus Software B.V., Personal Soft S.A. and Rossipaul Medien GmbH (the "Subsidiaries") pursuant to the earn-out provisions of the respective stock purchase agreements among the Company and the former stockholders of the Subsidiaries.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

   2.1 Stock Purchase Agreement, dated as of March 5, 1998, by and between the Company and Mindscape Holding Company, Pearson Overseas Holdings Ltd. and Pearson Netherlands, BV, as amended(1)

   3.1          Restated Certificate of Incorporation, as amended(2)

   3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock(3)

   3.3          Bylaws of the Company, as amended(4)

   4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(5)

   4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee(6)

   4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(6)

   4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement(6)

   4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(7)

   4.6 Voting and Exchange Trust Agreement dated as of February 4, 1994 among the Company and SoftKey Software Products Inc. and R-M Trust Company, as Trustee(8)

   4.7          Plan of Arrangement of SoftKey Software Products Inc. under
                Section 182 of the Business Corporations Act (Ontario)(8)

   4.8 Special Warrant Indenture dated March 12, 1998 between SoftKey Software Products Inc. and CIBC Mellon Trust Company

   4.9 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.(4)

  10.1 Employment Agreement dated as of March 19, 1998 by and between the Company and Kathryn Quinby-Johnson*

  10.2 Letter Agreement dated January 30, 1998 between the Company and Michael J. Perik*

  10.3 Restricted Stock Agreement dated January 30, 1998 between the Company and Michael J. Perik*

  10.4 Letter Agreement dated January 30, 1998 between the Company and Kevin O'Leary*

  10.5 Restricted Stock Agreement dated January 30, 1998 between the Company and Kevin O'Leary*

  10.6 Registration Rights Agreement, dated as of March 27, 1998, by and between the Company and Mindscape Holding Company(4)

  27.1          Financial Data Schedule

-------------------------

 *      Denotes management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 27, 1998.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 6, 1996.

(3) Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

(4) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(6) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

(7) Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(8) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-40549) filed December 3, 1997.

(b)     REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K dated March 27, 1998 reporting the completion of its acquisition of Mindscape pursuant to a Stock Purchase Agreement between the Company and Mindscape Holding Company, Pearson Overseas Holdings Ltd. and Pearson Netherlands, BV. On April 29, 1998, the Company filed Amendment No. 1 to such Current Report on Form 8-K/A amending the unaudited pro forma combined condensed consolidated financial statements of the Company.

        The Company filed a Current Report on Form 8-K dated March 12, 1998 reporting the sale by SoftKey Software Products Inc., a Canadian subsidiary of the Company, of 8,687,500 Special Warrants to certain Canadian institutional investors through Griffiths McBurney & Partners and First Marathon Securities Limited for a purchase price of Cdn $22.80 per Special Warrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE LEARNING COMPANY, INC.

                                    /s/ R. Scott Murray
                                    --------------------------------------------
                                    R. Scott Murray
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting officer)

May 12, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

   2.1 Stock Purchase Agreement, dated as of March 5, 1998, by and between the Company and Mindscape Holding Company, Pearson Overseas Holdings Ltd. and Pearson Netherlands, BV, as amended(1)

   3.1        Restated Certificate of Incorporation, as amended(2)

   3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock(3)

   3.3        Bylaws of the Company, as amended(4)

   4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as
              Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(5)

   4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee(6)

   4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(6)

   4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement(6)

   4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(7)

   4.6 Voting and Exchange Trust Agreement dated as of February 4, 1994 among the Company and SoftKey Software Products Inc. and R-M Trust Company, as Trustee(8)

   4.7        Plan of Arrangement of SoftKey Software Products Inc.
              under Section 182 of the Business Corporations Act
              (Ontario)(8)

   4.8 Special Warrant Indenture dated March 12, 1998 between SoftKey Software Products Inc. and CIBC Mellon Trust Company

   4.9 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas
              H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.(4)

  10.1 Employment Agreement dated as of March 19, 1998 by and between the Company and Kathryn Quinby-Johnson*

  10.2        Letter Agreement dated January 30, 1998 between the
              Company and Michael J. Perik*

  10.3 Restricted Stock Agreement dated January 30, 1998 between the Company and Michael J. Perik*

  10.4        Letter Agreement dated January 30, 1998 between the
              Company and Kevin O'Leary*

  10.5 Restricted Stock Agreement dated January 30, 1998 between the Company and Kevin O'Leary*

  10.6 Registration Rights Agreement, dated as of March 27, 1998, by and between the Company and Mindscape Holding Company(4)

  27.1          Financial Data Schedule

-------------------------

 *      Denotes management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated March 27, 1998.

(2) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 6, 1996.

(3) Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

(4) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(6) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

(7) Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(8) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-40549) filed December 3, 1997.