Form 10-K/A
period 1998-01-03
LEARNING CO INC
filed 1998-05-29
CIK 719612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K/A

     X     AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----              THE SECURITIES  EXCHANGE ACT OF 1934


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

     Each of the items in this Annual Report on Form 10-K is amended in its entirety as set forth below.


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


     The Company has a history of acquiring companies in order to broaden its product lines and sales channels. During 1997, the Company completed a number of small complementary acquisitions in the educational software segment. During the third quarter of 1997, the Company acquired Learning Services Inc. ("Learning Services") (a national school software catalog for teachers), Skills Bank Corporation ("Skills Bank") (a developer of older age and remedial educational software for schools) and Microsystems Software, Inc. ("Microsystems") (an Internet filtering publisher and creator of Cyber Patrol). During the fourth quarter of 1997, the Company acquired control of Creative Wonders, L.L.C. ("Creative Wonders") (a developer of branded children's educational software) and acquired TEC Direct, Inc. ("TEC Direct") (the publisher of an educational consumer software catalog). On March 27, 1998, the Company completed the acquisition of Mindscape, Inc. and certain affiliated companies (collectively, "Mindscape"). Mindscape is a leading developer and publisher of education, productivity, reference and entertainment software.


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
                                      ========              ===            ========              ===



         Total revenues increased 14% in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 primarily due to the introduction of new educational software products by the Company such as Reader Rabbit's Toddler, Reader Rabbit's Preschool, Reader Rabbit's Kindergarten and Reader Rabbit's 1st Grade, The Clue Finders' 3rd Grade Adventures, Oregon Trail 3rd Edition and The American Girls Premiere. In the Year Ended December 31, 1997, returns and allowances as a percentage of gross revenues increased to 15% from 10% in the Year Ended December 31, 1996 as a result of shorter product shelf life, changing technology and greater competition. The Company expects returns and allowances as a percentage of revenues to remain relatively constant in the foreseeable future.


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


         Amortization, merger and other charges decreased as a percentage of revenues to 131% in the Year Ended December 31, 1997 as compared to 146% in the Year Ended December 31, 1996. The amortization, merger and other charges includes, among other things, the amortization of goodwill and other acquired intangible assets from the acquisitions of The Former Learning Company, Compton's, Creative Wonders and MECC plus certain of the European acquisitions. In addition, the amortization, merger and other charges for the Year Ended December 31, 1997 include certain exit and restructuring costs related to centralizing certain administrative functions of the acquisitions and employee severance. The change in dollar amount in amortization of goodwill and other intangible assets of $22,520 is also due to inclusion of a full year of amortization of the goodwill and intangible assets resulting from the acquisition of MECC, whereas the prior year included amortization from May 17, 1996, the acquisition date, to the end of that year. In addition, the amortization, merger and other charges includes a charge for incomplete technology in the Year Ended December 31, 1997 of $1,050 related to the acquisition of Creative Wonders and in the Year Ended December 31, 1996 includes a charge for incomplete technology of $56,688 related to the acquisition of MECC.

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


         Exit and restructuring costs related to charges for employee severance, discontinued products, termination of certain supplier relationships and other charges related to the acquisitions. The plan was consummated during the year. The charge increased in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 as a result of the 1997 acquisitions and related changes in strategy related to the school channel and discontinued product. The Company does not expect that annual cost savings or liquidity improvements resulting from these actions to be material.



         The charge for incomplete technology for the Year Ended December 31, 1997 related to products being developed by Creative Wonders and for the Year Ended December 31, 1996 related to products being developed by MECC, in each case which the Company believes had not yet reached technological feasibility and had no future alternative use at the date of acquisition and for which additional development was required to complete the software technology and products. In order to develop the acquired incomplete technology into commercially viable products, the Company was required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards. The in-process development associated with acquisitions completed in fiscal 1996 and 1995 was generally completed approximately 16 months from the respective acquisition date in each of the transactions. In order to complete the development of the incomplete technology, the Company spent approximately $6,000 (incurred in fiscal 1996 and fiscal 1997) for the acquisition completed in fiscal 1996, and $12,000 (incurred in fiscal 1996 and fiscal 1997) for the acquisitions completed in fiscal 1995. The Company expects to spend approximately $500 in fiscal 1998 to complete the development of incomplete technology for the acquisition completed in fiscal 1997.


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
                                      ========              ===            ========              ===


         Total revenues increased 106% in the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 due to several factors, including the effect of revenues from the acquisitions of The Former Learning Company, Compton's and MECC of approximately $130,000 and the remainder due to an increase in sales of new and upgraded products launched by the Company during the year. Retail revenues increased by approximately $80,000 as a result of the acquisitions of The Former Learning Company, Compton's and MECC plus a general increase in sales of consumer software products through retailers such as Wal-Mart, Office Depot, Kmart and OfficeMax and sales from new and upgraded products. International sales increased primarily as a result of the acquisition of Edusoft in 1996, a full year of sales from tewi which was acquired in July 1995 and an increase in the number of translated foreign language versions of the Company's products available for sale in the international markets. Original equipment manufacturer ("OEM") revenues increased due to the availability of new product offerings for this channel and an increased demand for multi-language titles. Direct response revenues increased on a dollar basis but decreased as a percentage of revenues due to the overall increase in revenues resulting from product sales of the acquired companies, which did not formerly participate in the direct response channel. Direct response revenues also increased as a result of the introduction of an outbound telephone sales program during 1996. Prior to the acquisitions of The Former Learning Company and MECC, the Company did not participate in the school channel. Revenues from tax software and services increased for the Year Ended December 31, 1996 as compared to the Year Ended December 31, 1995 as a result of earlier delivery of product to the Company's customers.


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


         On October 23, 1997, the Company acquired control of Creative
Wonders for a total purchase price of approximately $37,799, which included $33,883 of cash ($33,500 of which had been paid at year end), the value of employee stock options assumed by the Company and estimated transaction costs.


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


         In the Year Ended December 31, 1997, revenues derived for the school and international channels increased by $43,460, each of which has a slower customer collection cycle and also requires a higher level of inventory on-hand due to the higher number of title offerings and smaller production size requirements. In addition, in the Year Ended December 31, 1997, the Company completed a number of acquisitions, some of which involve catalog operations. Such operations, relative to the Company's operations, require a greater number of software title offerings and also have a slower accounts receivable collection pattern. Management believes these changes in channel mix have caused an increase in the accounts receivable aging and a decrease in inventory turnover as compared to the prior year. The Company expects that as revenues derived from these channels and from catalogs represent a greater proportion of its overall business, accounts receivable aging may increase and inventory turns may decrease correspondingly.


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


YEAR 2000 COMPLIANCE

         The Company has initiated an internal study to ensure that its computer systems and related applications are Year 2000 compliant. The Company has been taking, and will continue to take, actions intended to resolve Year 2000 issues through planned replacement or upgrades of its software systems. During the execution of this project the Company has incurred, and may continue to incur, internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare systems for the year 2000. Based on information currently available to it, the Company believes it will be able to modify or replace any affected systems in time to minimize any detrimental effects on operations, and that any additional associated costs will not be material to the financial condition or results of operations of the Company. The Company is in the process of determining the effect of this issue on its vendors' and customers' systems. There can be no assurance that the systems of such third parties will be Year 2000 compliant on a timely basis, or that the Company's results of operations will not be adversely affected by the failure of systems operated by third parties to properly operate in the year 2000.


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


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  See Index to Consolidated Financial Statements set forth on page 33 hereof.

(b)  See Supplementary Data set forth below:


QUARTERLY RESULTS OF OPERATIONS



     The following table sets forth unaudited statement of operations data for each quarterly period of the Company's last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented elsewhere in this report and in management's opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The results of the quarters ended March 31, 1997 and June 30, 1997 have been restated to reflect the acquisitions of Skills Bank Corporation, Learning Services, Inc. and Microsystems Software, Inc. which were accounted for using the pooling-of-interest method of accounting. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                                Quarters Ended
                                                  (in thousands, except per share amounts)
                                           -----------------------------------------------------
                                             March 31,   June 30,   September 30,   December 31,
                                               1997        1997         1997           1997
                                           -----------  ---------   -------------   ------------
Revenues                                   $  86,881    $  89,305     $ 96,051      $ 120,201
Operating expenses:
  Costs of production                         24,020       25,819       25,573         36,291
  Sales and marketing                         20,859       20,366       19,425         25,971
  General and administrative                   8,577        8,368        6,892          7,298
  Development and software costs              10,751       10,094        9,189         10,984
  Amortization, merger and other
    charges                                  124,721      122,468      126,930        140,897
                                           ---------    ---------     --------      ---------

Operating loss                              (102,047)     (97,810)     (91,958)      (101,240)

Interest expense, net                          5,521        4,995        5,847          5,015
                                           ---------    ---------     --------      ---------

Loss before taxes                           (107,568)    (102,805)     (97,805)      (106,255)

Provision for income taxes                      (250)        (250)          --         61,734
                                           ---------    ---------     --------      ---------

Net loss                                   $(107,318)   $(102,555)    $(97,805)     $(167,989)
                                           =========    =========     ========      =========

Weighted average number of shares
  outstanding                                 48,742       48,982       49,315         50,141

Net loss per share -- basic and diluted    $   (2.20)   $   (2.09)    $  (1.98)     $   (3.35)
                                           =========    =========     ========      =========





                                                                Quarters Ended
                                                  (in thousands, except per share amounts)
                                           -----------------------------------------------------
                                             March 31,   June 30,   September 30,   December 31,
                                               1996        1996         1996           1996
                                           -----------  ---------   -------------   ------------
Revenues                                    $ 71,133    $  76,120     $ 90,055       $106,013
Operating expenses:
  Costs of production                         20,455       20,249       23,095         27,246
  Sales and marketing                         15,380       15,870       17,061         19,379
  General and administrative                   6,862        6,888        7,044          7,756
  Development and software costs               7,897        8,850        9,710          9,561
  Amortization, merger and other
    charges                                   90,512      162,077      120,818        127,923
                                            --------    ---------     --------       --------

Operating loss                               (69,973)    (137,814)     (87,673)       (85,852)

Interest expense, net                          6,348        6,371        5,506          5,914
                                            --------    ---------     --------       --------

Loss before taxes                            (76,321)    (144,185)     (93,179)       (91,766)

Provision for income taxes                        --           --           --             --
                                            --------    ---------     --------       --------

Net loss                                    $(76,321)   $(144,185)    $(93,179)      $(91,766)
                                            ========    =========     ========       ========

Weighted average number of shares
  outstanding                                 32,874       39,687       44,798         45,751

Net loss per share -- basic and diluted     $  (2.32)   $   (3.63)    $  (2.08)      $  (2.01)
                                            ========    =========     ========       ========

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




                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 9, 1998
(except as to Note 12 which is
as of March 6, 1998)

                           THE LEARNING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                              December 31,            December 31,
                                                                                  1997                    1996
                                                                              ------------            -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                 $    95,137              $ 110,120
    Accounts receivable, less allowances of $29,226
      and $15,191, respectively                                                    99,677                 79,610
    Inventories                                                                    29,600                 15,894
    Other current assets                                                           32,590                 20,349
                                                                              -----------              ---------
                                                                                  257,004                225,973
                                                                              -----------              ---------
Fixed assets and other, net                                                        32,306                 22,975
Goodwill and other intangible assets, net                                         127,481                544,570
                                                                              -----------              ---------
                                                                              $   416,791              $ 793,518
                                                                              ===========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Trade accounts payable and accrued expenses                               $    41,209              $  49,723
    Other current liabilities                                                      52,851                 16,935
    Merger related accruals                                                        12,533                 10,667
    Current portion of long-term obligations                                       10,717                  8,083
    Purchase price payable                                                          7,896                  3,245
                                                                              -----------              ---------
                                                                                  160,356                113,653
                                                                              -----------              ---------

LONG-TERM OBLIGATIONS:
    Long-term debt                                                                294,356                332,930
    Related party debt                                                                 --                150,000
    Accrued and deferred income taxes                                              59,746                 86,920
    Other                                                                           6,119                  5,078
                                                                              -----------              ---------
                                                                                  360,221                574,928
                                                                              -----------              ---------

COMMITMENTS AND CONTINGENCIES (NOTE  7)

STOCKHOLDERS' EQUITY (DEFICIT):
    Series A Preferred Stock, $.01 par value - Authorized 750,000 shares, issued and outstanding 750,000 shares at December
         31, 1997 (liquidation value of $150,000)                                       8                     --
    Common stock, $0.01 par value - Authorized - 120,000,000
         shares; issued and outstanding 48,868,659 and 44,379,781
         shares at December 31, 1997 and 1996, respectively                           489                    444
    Special voting stock - Authorized and issued - one share
         representing the voting rights of 1,478,929 and 1,551,428
         outstanding Exchangeable Shares (for common stock) at
         December 31, 1997 and 1996,  respectively                                     --                     --
    Additional paid-in-capital                                                  1,012,273                733,229
    Accumulated deficit                                                        (1,099,907)              (618,047)
    Cumulative translation adjustment                                             (16,649)               (10,689)
                                                                              -----------              ---------
                                                                                 (103,786)               104,937
                                                                              -----------              ---------
                                                                              $   416,791              $ 793,518
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


         Revenues from the sale of software products are recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Costs related to insignificant post shipment obligations are accrued when revenue is recognized for the sale of the related products. Allowances for estimated returns are provided at the time of sale and allowances for price protection are provided at the time of commitment and charged against revenues. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The estimates determined for reserves for returns and allowances are based upon information available at the reporting date. To the extent the future market, sell-through experience, customer mix, channels of distribution, product pricing and general economic conditions change, the estimated reserves required for returns and allowances may also change. Revenues from royalty and license arrangements are recognized as earned based upon performance or product shipments.


     Advertising and Marketing Costs

         The Company charges direct response advertising costs to sales and marketing expense as incurred. Direct response costs eligible for capitalization are not material at December 31, 1997 or 1996. Co-operative advertising and other channel marketing programs are expensed in the period the programs are run or over the period of specific contract for services and are included in sales and marketing expense. The Company offers various coupon rebate programs to its end-user customers. The Company provides for the expected cost of the coupon redemption at the time of sale under sales and marketing expense. The cost is estimated based upon the expected coupon redemption rate on a product-by-product basis and is adjusted at each reporting period for actual results. Fees for preferred shelf space are expensed as incurred as sales and marketing expense.


     Cash Equivalents


         Cash equivalents are valued at cost, which approximates market value, and consist principally of commercial paper, bankers' acceptances, short-term government securities and money market accounts. The Company considers all such investments having maturities at purchase of less than 90 days to be cash equivalents. At year end the Company has approximately $20,000 of cash on deposit under compensating balances that are not legally restricted with the Company's bank to provide for credit enhancement under the receivables purchase agreement. The amount of the compensating balances varies based upon the amount of eligible accounts receivable under the agreement and the credit rating of each account receivable.



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
                                                                     ========            ========

     Development and Software Costs


         Development and software costs are expensed as incurred. Development costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Capitalized software development costs on a product-by-product basis are being amortized using the straight-line method over the remaining estimated economic life of the product, which is generally twelve months beginning when launched, which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. At December 31, 1997 and 1996, the Company had capitalized software development costs of $13,665 and $6,140, respectively which are included in other current assets. Amortization of software development costs was $12,052, $9,904 and $2,368 in each of the Years Ended December 31, 1997, 1996 and 1995, respectively.


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


         The Company estimated the extraordinary loss for financial reporting purposes to be approximately $61,000 as at the date the Company entered into and announced the agreement on August 25, 1997. The Company also estimated that the resulting benefit for income tax purposes was approximately $61,000 as at the date of issuance of the Preferred Stock on December 5, 1997. As a result, the extraordinary loss, net of tax, was determined to be immaterial.


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


         Exit and restructuring costs related to charges during the year for employee severance of $10,936, discontinued products of $19,242, termination of certain supplier relations of $10,229 and other charges related to the Company's acquisition strategy and integration of the acquired Companies of $8,164. The charge has increased in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 due to the change in strategy related to the school channel and product discontinuation due primarily to the 1997 acquisitions. A total of 59 employees were terminated in the areas of development, marketing, operations, sales and administration as part of the integration process. The plan was consummated during the year. There were no separately identifiable operations that will not be continued. Employee severance costs in the Year Ended December 31, 1996 related to termination of employees of the Company in connection with the acquisitions of The Former Learning Company and MECC and the related changes in strategy. A total of 108 employees were terminated in the areas of operations, marketing, sales, technical support and product development. Employee severance costs in the Year Ended December 31, 1995 related to termination of employees in connection with the acquisitions of Future Vision and certain severances related to changes in the Company's operations related to the acquisitions and changes in strategy. A total of 63 employees were terminated in the areas of operations, product development and administration. Accrued exit and restructuring costs at December 31, 1997 are not material.

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
                                                                           =========          =========          ========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:


                                                      Years Ended December 31,
                                                     -------------------------
                                                        1997            1996
                                                     ---------        --------
Deferred tax assets:
          Net operating losses and credits           $ 112,196        $ 49,582
          Other reserves and accruals                   25,918           8,104
                                                     ---------        --------
                                                       138,114          57,686
Less:  valuation allowance                            (131,269)        (53,350)
                                                     ---------        --------
                                                         6,845           4,336
                                                     ---------        --------
Tax liabilities:
          Deferred intangible assets                    (8,732)        (54,429)
          Deferred foreign taxes                            --          (3,941)
          Other deferred taxes                          (7,008)             --
                                                     ---------        --------
                                                       (15,740)        (58,370)
                                                     ---------        --------
Net deferred tax liability                           $  (8,895)       $(54,034)
                                                     ---------        --------
Accrued tax liabilities                                (50,581)        (32,886)
                                                     ---------        --------
                                                     $ (59,746)       $(80,920)
                                                     =========        ========



         The valuation allowance relates to uncertainties surrounding the recoverability of deferred tax assets. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which benefits from net operating loss carryforwards are available and temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors at December 31, 1997 the Company recorded a valuation reserve for deferred tax assets of $131,269 (including $16,600 for items related to additional paid-in-capital in the Year Ended December 31,
1997). At December 31, 1997, the Company had worldwide net operating loss carryforwards and other tax benefits of approximately $280,400 for income tax purposes, expiring from the year 2000 through 2012. The Company expects to reduce its deferred tax liability in proportion to the amortization taken on certain intangible assets established in the acquisitions. The reduction of the intangible assets and the deferred tax liability will not impact future cash flows of the Company. The utilization of tax loss carryforwards is subject to limitations under Section 382 of the U.S. Internal Revenue Code, the U.S. consolidated tax return provisions, and foreign country tax regulations. Accrued income tax liabilities relates to identified federal, state and foreign accrued income tax liabilities that are not currently due.

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

(13)     GEOGRAPHIC INFORMATION

         The Company operates primarily in one business segment - software for use with microcomputers. The following table presents information concerning the Company's United States, and International (including Canada) operations during the Years Ended December 31, 1997, 1996 and 1995.

                                United
                                States         International      Eliminations      Consolidated
                               ---------       -------------      ------------      ------------

DECEMBER 31, 1997

Revenues:
     Customers                 $ 295,513          $ 96,925          $     --          $ 392,438
     Inter-company                    59            11,325           (11,384)                --
                               ---------          --------          --------          ---------
           Total               $ 295,572          $108,250          $(11,384)         $ 392,438
                               =========          ========          ========          =========

Loss from
       operations              $(422,432)         $ 29,377          $     --          $(393,055)
                               =========           =======          ========          =========

Identifiable  assets           $ 246,800          $169,991          $     --          $ 416,791
                               =========          ========          ========          =========

DECEMBER 31, 1996

Revenues:
     Customers                 $ 261,816          $ 81,505          $     --          $ 343,321
     Inter-company                   383             6,698            (7,081)                --
                               ---------          --------          --------          ---------
           Total               $ 262,199          $ 88,203          $ (7,081)         $ 343,321
                               =========           =======          ========          =========

Loss from
       operations              $(396,697)         $ 15,385          $     --          $(381,312)
                               =========          ========          ========          =========

Identifiable  assets           $ 708,320          $ 85,198          $     --          $ 793,518
                               =========          ========          ========          =========

DECEMBER 31, 1995

Revenues:
    Customers                  $ 121,357          $ 48,061          $ (2,376)         $ 167,042
    Inter-company                    696            (3,072)            2,376                 --
                               ---------          --------          --------          ---------
           Total               $ 122,053          $ 44,989          $     --          $ 167,042
                               =========          ========          ========          =========

 Loss from
       operations              $ (69,195)         $  8,295          $     --          $ (60,870)
                               =========          ========          ========          =========

Identifiable assets            $ 835,760          $ 64,653          $     --          $ 900,413
                               =========          ========          ========          =========



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

   3.1      Restated Certificate of Incorporation, as amended(1)

   3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock (15)

   3.3      Bylaws of the Company, as amended (17)


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

   4.8 Form of Special Warrant dated November 6, 1997 of SoftKey Software Products Inc. (17)

   4.9 Special Warrant Indenture dated November 6, 1997 between SoftKey Software Products Inc. and CIBC Mellon Trust Company (17)

   4.10 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.(17)


  10.1 Employment Agreement dated as of April 9, 1997 by and between the Company and Michael Perik(6)*

  10.2 Employment Agreement dated as of April 9, 1997 by and between the Company and Kevin O'Leary (6)*

  10.3 Employment Agreement dated as of May 22, 1997 by and between the Company and R. Scott Murray (7)*

  10.4 Employment Agreement dated October 8, 1993 by and between SoftKey Software Products Inc. and David E. Patrick (8)*

  10.5 Employment Agreement dated March 1, 1994 by and between SoftKey Software Products Inc. and Robert Gagnon (13)*

  10.6 Employment Agreement dated as of February 6, 1997 by and between the Company and Neal S. Winneg* (17)


  10.7 Employment Agreement dated as of March 5, 1997 by and between the Company and Anthony Bordon (14)*

  10.8 Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. (10)

  10.9 Second Amendment dated as of May 17, 1995 by and between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (11)

  10.10 Third Amendment dated as of December 22, 1995 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (9)

  10.11 Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (9)

  10.12 Fifth Amendment dated as of October 4, 1996 by and among SoftKey Inc. and Fleet National Bank, as successor in interest to Fleet Bank of Massachusetts, to Credit Agreement dated as of September 30, 1994 (12)


  10.13 Sixth Amendment dated December 31, 1997 by and among SoftKey Inc. and Fleet National Bank, as successor in interest to Fleet Bank of Massachusetts, NA to Credit Agreement dated September 30, 1994 (17)

  10.14 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc. (13)

  10.15 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1 (13)

  10.16 1994 Non-Employee Director Stock Option Plan, as amended and restated effective February 5, 1996 (9)*

  10.17 Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option Plan (9)*

  10.18 1990 Long Term Equity Incentive Plan, as amended through December 4, 1997* (17)


  10.19 Form of Stock Option Agreement under 1990 Long Term Equity Incentive Plan (9)*

  10.20 1996 Stock Option Plan, as amended and restated through October 31, 1996 (14)*

  10.21     Form of Stock Option Agreement under 1996 Stock Option Plan (9)*

  10.22     1996 Non-Employee Director Stock Option Plan (15)*


  10.23 Form of Stock Option Agreement under 1996 Non-Employee Director Stock Option Plan* (17)


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

  10.31 Capital Contribution Agreement dated as of June 30, 1997 by and among TLC Multimedia Inc., Funding and the Company (7)

  21.1      Subsidiaries of the Company (17)


  23.1      Written Consent of Coopers & Lybrand L.L.P.

  27.1      Financial Data Schedule (17)

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

(15) Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

(16) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 26, 1997.

(17) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.


(b)     REPORTS ON FORM 8-K

The registrant filed a Current Report on Form 8-K reporting that, on November 6, 1997, it sold 4,072,000 special warrants to certain Canadian institutional investors pursuant to Regulation S under the Securities Act of 1933, as amended.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE LEARNING COMPANY, INC.

                                          By:  /s/ R. Scott Murray
                                               -----------------------------
                                               R. Scott Murray
                                               Executive Vice President and
                                               Chief Financial Officer

Date:  May 28, 1998

                                  EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

   3.1      Restated Certificate of Incorporation, as amended (1)

   3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock (15)


   3.3      Bylaws of the Company, as amended (17)


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


   4.8 Form of Special Warrant dated November 6, 1997 of SoftKey Software Products Inc. (17)

   4.9 Special Warrant Indenture dated November 6, 1997 between SoftKey Software Products Inc. and CIBC Mellon Trust Company (17)

   4.10 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.
            (17)


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

  10.2 Employment Agreement dated as of April 9, 1997 by and between the Company and Kevin O'Leary (6)*

  10.3 Employment Agreement dated as of May 22, 1997 by and between the Company and R. Scott Murray (7)*

  10.4 Employment Agreement dated October 8, 1993 by and between SoftKey Software Products Inc. and David E. Patrick (8)*

  10.5 Employment Agreement dated March 1, 1994 by and between SoftKey Software Products Inc. and Robert Gagnon (13)*


  10.6 Employment Agreement dated February 6, 1997 by and between the Company and Neal S. Winneg* (17)


  10.7 Employment Agreement dated March 5, 1997 by and between the Company and Anthony Bordon (14)*


  10.8 Credit Agreement dated as of September 30, 1994 between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. (10)

  10.9 Second Amendment dated as of May 17, 1995 by and between SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (11)

  10.10 Third Amendment dated as of December 22, 1995 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (9)

  10.11 Fourth Amendment dated as of February 28, 1996 by and among SoftKey Inc. and Fleet Bank of Massachusetts, N.A. to Credit Agreement dated as of September 30, 1994 (9)

  10.12 Fifth Amendment dated as of October 4, 1996 by and among SoftKey Inc. and Fleet National Bank, as successor in interest to Fleet Bank of Massachusetts, to Credit Agreement dated as of September 30, 1994 (12)


  10.13 Sixth Amendment dated December 31, 1997 by and among SoftKey Inc. and Fleet National Bank, as successor in interest to Fleet Bank of Massachusetts, NA to Credit Agreement dated September 30, 1994 (17)


  10.14 Sublease Agreement dated as of January 5, 1995 by and between Mellon Financial Services Corporation #1 and SoftKey Inc. (13)

  10.15 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1 (13)

  10.16 1994 Non-Employee Director Stock Option Plan, as amended and restated effective February 5, 1996 (9)*

  10.17 Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option Plan (9)*


  10.18 1990 Long Term Equity Incentive Plan, as amended through December 4, 1997* (17)


  10.19 Form of Stock Option Agreement under 1990 Long Term Equity Incentive Plan (9)*

  10.20 1996 Stock Option Plan, as amended and restated through October 31, 1996 (14)*

  10.21     Form of Stock Option Agreement under 1996 Stock Option Plan (9)*

  10.22     1996 Non-Employee Director Stock Option Plan (15)*


  10.23 Form of Stock Option Agreement under 1996 Non-Employee Director Stock Option Plan* (17)


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

  10.31 Capital Contribution Agreement dated as of June 30, 1997 by and among TLC Multimedia Inc., Funding and the Company (7)

  21.1      Subsidiaries of the Company (17)


  23.1      Written Consent of Coopers & Lybrand L.L.P.

  27.1      Financial Data Schedule (17)


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

(15) Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

(16) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 26, 1997.

(17) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.