Form 10-K/A
period 1998-01-03
LEARNING CO INC
filed 1998-06-19
CIK 719612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K/A


     X     AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----              THE SECURITIES  EXCHANGE ACT OF 1934


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

                                TABLE OF CONTENTS

                                     PART II

                                                                           Page
                                                                           ----

8.       Consolidated Financial Statements and Supplementary Data             4



                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K     30

     Items 8 and 14 in this Annual Report on Form 10-K are amended in their entirety as set forth below.

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
                                            ========    =========     ========       ========

                           THE LEARNING COMPANY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants..........................................   6

Consolidated Balance Sheets as of December 31, 1997 and 1996 ..............   7

Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995......................................   8

Consolidated Statements of Stockholders' Equity (Deficit) for the
     Years Ended December 31, 1997, 1996 and 1995..........................   9

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995......................................  10

Notes to Consolidated Financial Statements.................................  12

Financial Statement Schedule of Valuation and Qualifying Accounts
     for the Years Ended December 31, 1997, 1996 and 1995..................  29

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




                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 9, 1998
(except as to Note 12 which is
as of March 6, 1998)

                           THE LEARNING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              December 31,            December 31,
                                                                                  1997                    1996
                                                                              ------------            -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                 $    95,137              $ 110,120
    Accounts receivable, less allowances of $29,226
      and $15,191, respectively                                                    99,677                 79,610
    Inventories                                                                    29,600                 15,894
    Other current assets                                                           32,590                 20,349
                                                                              -----------              ---------
                                                                                  257,004                225,973
                                                                              -----------              ---------
Fixed assets and other, net                                                        32,306                 22,975
Goodwill and other intangible assets, net                                         127,481                544,570
                                                                              -----------              ---------
                                                                              $   416,791              $ 793,518
                                                                              ===========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Trade accounts payable and accrued expenses                               $    41,209              $  49,723
    Other current liabilities                                                      52,851                 16,935
    Line of credit                                                                 35,150                 25,000
    Merger related accruals                                                        12,533                 10,667
    Current portion of long-term obligations                                       10,717                  8,083
    Purchase price payable                                                          7,896                  3,245
                                                                              -----------              ---------
                                                                                  160,356                113,653
                                                                              -----------              ---------

LONG-TERM OBLIGATIONS:
    Long-term debt                                                                294,356                332,930
    Related party debt                                                                 --                150,000
    Accrued and deferred income taxes                                              59,746                 86,920
    Other                                                                           6,119                  5,078
                                                                              -----------              ---------
                                                                                  360,221                574,928
                                                                              -----------              ---------

COMMITMENTS AND CONTINGENCIES (NOTE  7)

STOCKHOLDERS' EQUITY (DEFICIT):
    Series A Preferred Stock, $.01 par value - Authorized 750,000 shares, issued and outstanding 750,000 shares at December
         31, 1997 (liquidation value of $150,000)                                       8                     --
    Common stock, $0.01 par value - Authorized - 120,000,000
         shares; issued and outstanding 48,868,659 and 44,379,781
         shares at December 31, 1997 and 1996, respectively                           489                    444
    Special voting stock - Authorized and issued - one share
         representing the voting rights of 1,478,929 and 1,551,428
         outstanding Exchangeable Shares (for common stock) at
         December 31, 1997 and 1996,  respectively                                     --                     --
    Additional paid-in-capital                                                  1,012,273                733,229
    Accumulated deficit                                                        (1,099,907)              (618,047)
    Cumulative translation adjustment                                             (16,649)               (10,689)
                                                                              -----------              ---------
                                                                                 (103,786)               104,937
                                                                              -----------              ---------
                                                                              $   416,791              $ 793,518
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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report

        (1)     FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

                CONSOLIDATED FINANCIAL STATEMENTS:

                    Report of Independent Accountants                         6

                    Consolidated Balance Sheets as of December 31,
                    1997 and 1996                                             7

                    Consolidated Statements of Operations for the
                    Years Ended December 31, 1997, 1996 and 1995              8

                    Consolidated Statements of Stockholders' Equity
                    (Deficit) for the Years Ended December 31, 1997,
                    1996 and 1995                                             9

                    Consolidated Statements of Cash Flows for the
                    Years Ended December 31, 1997, 1996 and 1995             10

                    Notes to Consolidated Financial Statements               12

        (2)     FINANCIAL STATEMENT SCHEDULE

                CONSOLIDATED SUPPLEMENTARY FINANCIAL SCHEDULE:

                    Schedule II - Valuation and Qualifying Accounts          29

        (3)     EXHIBITS

Exhibit
Number                              Description
-------                             -----------

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:  June 19, 1998

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