Form 10-Q
period 1998-07-04
LEARNING CO INC
filed 1998-08-18
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 4, 1998


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

               Yes [X]                           No [ ]

     As of August 3, 1998, there were 65,522,758 outstanding shares of the issuer's common stock, par value $.01 per share.

                           THE LEARNING COMPANY, INC.
                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION




                                                                           Page
                                                                           ----
ITEM 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at
         June 30, 1998 and December 31, 1997..............................  3

         Condensed Consolidated Statements of
         Operations for the Three and Six Months Ended
         June 30, 1998 and 1997...........................................  4

         Condensed Consolidated Statements of
         Cash Flows for the Three and Six Months
         Ended June 30, 1998 and 1997.....................................  5

         Notes to Condensed Consolidated Financial Statements.............  7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 11


                  PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................ 15

ITEM 2.  Changes in Securities............................................ 15

ITEM 4.  Submission of Matters to a Vote of Security Holders.............. 15

ITEM 5.  Other Information ............................................... 15

ITEM 6.  Exhibits and Reports on Form 8-K................................. 17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                           THE LEARNING COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       June 30,     December 31,
                                                         1998          1997
                                                     -----------    ------------
                                                     (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $101,998     $  95,137
Accounts receivable (less allowances for returns
  of $25,972 and $29,226, respectively)                 105,226        99,677
Inventories                                              38,178        29,600
Other current assets                                     45,535        32,590
                                                       --------     ---------
                                                        290,937       257,004

Intangible assets, net                                  157,098       127,481
Other long-term assets                                   44,143        32,306
                                                       --------     ---------
                                                       $492,178     $ 416,791
                                                       ========     =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities                                    $175,948     $ 160,356
                                                       --------     ---------
LONG-TERM OBLIGATIONS:
Long-term debt                                          190,955       294,356
Accrued and deferred income taxes                        56,600        59,746
Other long-term obligations                               3,798         6,119
                                                       --------     ---------
                                                        251,353       360,221
                                                       --------     ---------

STOCKHOLDERS' EQUITY (DEFICIT)                           64,877      (103,786)
                                                       --------     ---------
                                                       $492,178     $ 416,791
                                                       ========     =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                               THE LEARNING COMPANY, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                       (UNAUDITED)


                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                             June 30,
                                                  ------------------------------        ------------------------------
                                                      1998               1997              1998               1997
                                                  -----------        -----------        -----------        -----------
REVENUES                                          $   129,251        $    89,305        $   242,853        $   176,186

COSTS AND EXPENSES:
     Costs of production                               38,515             25,819             72,479             49,839
     Sales and marketing                               31,147             20,366             59,292             41,225
     General and administrative                        10,795              8,368             18,369             16,945
     Development and software costs                    13,367             10,094             24,360             20,845
     Amortization, merger and other charges            58,063            122,468            214,883            247,189
                                                  -----------        -----------        -----------        -----------
                                                      151,887            187,115            389,383            376,043
                                                  -----------        -----------        -----------        -----------

OPERATING LOSS                                        (22,636)           (97,810)          (146,530)          (199,857)

INTEREST EXPENSE, net                                   2,105              4,995              7,619             10,516
                                                  -----------        -----------        -----------        -----------

LOSS BEFORE TAXES                                     (24,741)          (102,805)          (154,149)          (210,373)

PROVISION FOR INCOME TAXES:                                --               (250)                --               (500)
                                                  -----------        -----------        -----------        -----------

NET LOSS                                          $   (24,741)       $  (102,555)       $  (154,149)       $  (209,873)
                                                  ===========        ===========        ===========        ===========

NET LOSS PER SHARE - Basic and  diluted           $     (0.42)       $     (2.09)       $     (2.74)       $     (4.30)
                                                  ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED SHARES OUTSTANDING            59,210,000         48,982,000         56,252,000         48,864,000


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.


                                     THE LEARNING COMPANY, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          ---------------------------
                                                                             1998            1997
                                                                          ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $(154,149)       $(209,873)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation, amortization and other                               97,992          250,050
          Provisions for returns and doubtful accounts                       33,825           19,020
          Charge for incomplete technology                                  119,924               --
     Changes in operating assets and liabilities:
          Accounts receivable                                               (30,775)          (2,085)
          Accounts payable and accruals                                     (19,536)         (13,123)
          Other                                                              (6,500)         (19,691)
                                                                          ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    40,781           24,298
                                                                          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of fixed assets and other                                (18,430)          (3,244)
         Businesses acquired, net of cash acquired                         (117,242)              --
         Acquisition related items                                          (56,113)         (25,790)
                                                                          ---------        ---------
NET CASH USED FOR INVESTING ACTIVITIES                                     (191,785)         (29,034)
                                                                          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments under capital leases and other
          long-term debt                                                       (993)            (395)
        Borrowings under line of credit                                       5,000               --
        Repurchase of Senior Convertible Notes                               (6,000)         (12,000)
        Proceeds from issuance of common stock                               28,064              464
        Proceeds from the issuance of special warrants, net                 134,346               --
        Other                                                                (2,200)            (474)
                                                                          ---------        ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                        158,217          (12,405)
                                                                          ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (352)            (443)
                                                                          ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       6,861          (17,584)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               95,137          110,120
                                                                          ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 101,998        $  92,536
                                                                          =========        =========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                             1998          1997
                                                                            -------       ------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued to acquire Mindscape                               $30,000       $  --
     Common stock issued to acquire SofSource                                45,000          --
     Common stock issued to settle earn-out agreements                        5,573          --
     Common stock issued in exchange for Senior Notes                        96,695          --
     Common stock issued to settle note payable to related party                 --       3,053



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. ("TLC" or the "Company") for the Three Months and Six Months ended June 30, 1998 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended for the year ended January 3, 1998. The results of operations for the Three Months and Six Months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

The second quarter reporting period for 1998 ended on July 4, 1998, and the second quarter reporting period for 1997 ended on July 6, 1997. The periods from April 5, 1998 to July 4, 1998 and from April 6, 1997 to July 6, 1997 are referred to as the "Second Quarter 1998" and the "Second Quarter 1997" or the "Three Months Ended June 30, 1998" and the "Three Months Ended June 30, 1997", respectively. The periods from January 4, 1998 to July 4, 1998 and from January 7, 1997 to July 6, 1997 are referred to as the "Six Months Ended June 30, 1998" and the "Six Months Ended June 30, 1997," respectively, throughout these financial statements and Form 10-Q.

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

2.   BUSINESS COMBINATIONS

MINDSCAPE

On March 5, 1998, the Company acquired control of Mindscape, Inc., a consumer software company, and certain affiliated companies ("Mindscape") for a total purchase price of $152,557 payable in cash of $122,557 and the remainder through the issuance of 1,366,743 shares of common stock. Under the terms of the stock purchase agreement, the sellers have the right to require the Company to repurchase any shares of common stock issued to satisfy the purchase price that are not sold by the sellers by September 30, 1998. In the event that the sellers receive less than $30,000 of proceeds from the sale of such common stock, the Company is obligated to pay to the sellers the shortfall in cash. In the event that the sellers receive more than $30,000 of proceeds from the sale of such common stock, the sellers are obligated to pay the Company such excess amount received. As at August 7, 1998, the Company would not be obligated for any shortfall if such shares were sold. Any such payment in the future would be recorded as an adjustment to stockholders' equity. This acquisition was accounted for using the purchase method of accounting.

The purchase price for Mindscape was allocated as follows:


Purchase price                                       $152,557
Plus: fair value of net liabilities assumed             3,297
                                                     --------
Excess to allocate                                    155,854
Less: excess allocated to
   Incomplete technology                              103,000
   Completed technology and products                   13,000
   Brands and trade names                              30,000
                                                     --------
                                                      146,000
                                                     --------
Goodwill                                             $  9,854
                                                     ========

The Company primarily used the income approach to determine the fair value of the identified intangible assets acquired. The debt-free cash flows, net of provision for operating expenses, were discounted to a net present value. The Company believes that the incomplete products under development had not reached technical feasibility at the date of the acquisition, had no alternative future use and additional development is required to ensure their commercial viability. In order to develop the acquired incomplete technology into commercially viable products the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards. Complete technology is being amortized using the straight-line method over its estimated useful life of two years and goodwill and brands and trade names are being amortized using the straight-line method over its estimated useful life of ten years.

Summarized pro forma combined results of operations for the Six Months Ended June 30, 1998 and 1997 are shown as if the transaction had occurred at the beginning of the period presented. Pro forma adjustments relate primarily to amortization of goodwill and complete technology. These pro forma combined results of operations include the historical results from Mindscape and do not reflect any reductions in operating costs derived from consolidation of functional departments. In addition, the pro forma combined operating loss includes pro forma amortization of acquired intangible assets resulting from the acquisition of Mindscape for the Six Months Ended June 30, 1998 and 1997 of $2,621 and 5,242, respectively.


                                                                  Mindscape
Six Months Ended June              The Learning              Including Pro Forma             Pro Forma
       30, 1998                    Company, Inc.                 Adjustments                  Combined
---------------------              ------------              -------------------             ---------
Revenues                            $ 242,853                     $  9,090                  $ 251,943
Operating loss                       (146,530)                     (44,270)                  (190,800)
Net loss                             (154,149)                     (45,330)                  (199,479)
Net loss per share                  $  ( 2.74)                                              $   (3.09)

                                                                  Mindscape
Six Months Ended June              The Learning              Including Pro Forma             Pro Forma
      30, 1997                     Company, Inc.                  Adjustments                 Combined
---------------------              ------------              -------------------             ---------
Revenues                            $ 176,186                     $ 19,169                  $ 195,355
Operating loss                       (199,857)                     (21,016)                  (220,873)
Net loss                             (209,873)                     (16,615)                  (226,488)
Net loss per share                  $   (4.30)                                              $   (3.91)

SOFSOURCE, INC.

On June 2, 1998, the Company acquired control of Sofsource, Inc. ("Sofsource"), an educational software publisher, for a total purchase price of $45,000 through the issuance of 1,641,138 shares of common stock. Under the terms of the stock purchase agreement, the seller has the right to require the Company to repurchase any shares of common stock issued to satisfy the purchase price that are not sold by December 31, 1998. In the event that the seller receives less than $45,000 of proceeds from the sale of such common stock, the Company is obligated to pay to the sellers the shortfall in cash. In the event that the seller receives more than $45,000 of proceeds from the sale of such common stock, the seller is obligated to pay the Company such excess amount received. As at August 7, 1998, the Company would not be obligated for any shortfall if such shares were sold. Any such payment in the future would be recorded as an adjustment to stockholders' equity. This acquisition was accounted for using the purchase method of accounting. The purchase price for Sofsource was allocated as follows:



Purchase price                                        $45,000
Plus: fair value of net liabilities assumed             2,287
                                                      -------
Excess to allocate                                     47,287
Less: excess allocated to
   Incomplete technology                               14,924
   Brands and trade names                               3,322
                                                      -------
                                                       18,246
                                                      -------
Goodwill                                              $29,041
                                                      =======

The Company primarily used the income approach to determine the fair value of the identified intangible assets acquired. The debt-free cash flows, net of provision for operating expenses, were discounted to a net present value. The Company believes that the incomplete products under development had not reached technical feasibility at the date of the acquisition, had no alternative future use and additional development is required to ensure their commercial viability. In order to develop the acquired incomplete technology into commercially viable products the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards. Goodwill and brands and trade names are being amortized using the straight-line method over its estimated useful life of ten years.

PF. MAGIC, INC.

On April 30, 1998, the Company acquired PF. Magic, Inc. ("PF.Magic"), a virtual life software company, in exchange for the issuance of 521,021 shares of common stock. This transaction was accounted for using the pooling-of-interests method of accounting. The consolidated financial statements of the Company for the periods prior to consumation do not include the results and balances of PF.Magic as it was deemed to be immaterial to the consolidated financial statements.

BRODERBUND SOFTWARE, INC.

On June 21, 1998, the Company entered into a definitive merger agreement with Broderbund Software, Inc. ("Broderbund"), a consumer software company. Pursuant to the agreement, subject to certain conditions described below, the Company will issue 0.80 shares of its common stock for each outstanding share of Broderbund's common stock. The closing of the transaction is subject to the approval of stockholders of both companies. The Boards of Directors of both companies have approved the transaction. The transaction is anticipated to be accounted for using the pooling-of-interests method.

3.   ISSUANCE OF SPECIAL WARRANTS

On March 12, 1998, the Company's Canadian subsidiary, SoftKey Software Products Inc. ("SoftKey"), issued in a private placement in Canada 8,687,500 special warrants for net proceeds of approximately $134,000. On July 9, 1998 each special warrant was exchanged into one exchangeable non-voting share of SoftKey (an "Exchangeable Share") without additional payment. The Exchangeable Shares are exchangeable at the option of the holder on a one-for-one basis for common stock of the Company without additional payment.

4.   BORROWINGS

On July 1, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $123,000, of which $40,000 is outstanding at June 30, 1998. Borrowings under the line are due July 1, 2000 and bears interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The outstanding balance of $40,000 was repaid subsequent to June 30, 1998.

5.   COMPREHENSIVE LOSS

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The Company's comprehensive loss was as follows:



                                    Three Months Ended June 30,        Six Months Ended June 30,
                                    ---------------------------        -------------------------
                                      1998               1997            1998              1997
                                    --------            -------        --------           ------
Net loss                            $(24,741)       $(102,555)       $(154,149)         $(209,873)
Other comprehensive loss              (3,457)          (2,520)          (6,217)            (3,968)
                                    --------        ---------        ---------          ---------
     Total comprehensive loss       $(28,198)       $(105,075)       $(160,366)         $(213,841)
                                    ========        =========        =========          =========

Other comprehensive loss includes losses on foreign currency translation.

6.   INVENTORIES

Inventories are stated at the lower of weighted average cost or net realizable value and include third-party assembly costs, CD-ROM discs, manuals and an allocation of fixed overhead.


                      June 30,    December 31,
                       1998          1997
                      -------     -----------
Components           $ 2,031       $ 4,243
Finished goods        36,147        25,357
                     -------       -------
                     $38,178       $29,600
                     =======       =======


7.   COMPUTATION OF EARNINGS PER SHARE

For the year ended December 31, 1997, the Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalents consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not included common stock equivalents for the Three and Six Months Ended June 30, 1998 and 1997 as their inclusion would be antidilutive. Dilutive elements would include the 750,000 shares of Series A Preferred Stock (which is ultimately convertible into 15,000,000 shares of common stock) issued on December 5, 1997, 8,687,500 special warrants to acquire Exchangeable Shares and employee stock options totaling 12,191,686 and 10,508,048 at June 30, 1998 and 1997,
respectively.

8.   CONVERSION OF DEBT TO COMMON STOCK

On May 29, 1998, the Company entered into an agreement to issue 3,434,995 shares of its common stock in exchange for an aggregate principal amount of $96,695 of its 5-1/2% Senior Convertible Notes due 2000, which were then cancelled. The holders have agreed to hold substantially all of the common stock received as a result of the exchange for a period of at least six months from issue date.

9.   EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000 and does not expect SFAS No. 133 to have a material impact on its financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which changes the way public companies report information about operating segments. SFAS No. 131 which is based on the management approach to segment reporting establishes requirements to report selected segment information quarterly and to report entity wide disclosures about products and services major customers and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

10.  SUBSEQUENT EVENT

On July 13, 1998, the Company sold its Canadian income tax software for approximately $45 million in cash.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K, as amended, for the year ended January 3, 1998. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts. Certain of the information contained in this Quarterly Report on Form 10-Q which are not historical facts may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from those set forth in such forward-looking statements. Certain risks and uncertainties including, but not limited to, those discussed below in "Factors Affecting Future Operating Results," as well as in the Company's Annual Report on Form 10-K, as amended, for the 1997 fiscal year as filed with the Securities and Exchange Commission (the "SEC"), as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided pursuant to applicable regulations of the SEC and is not intended to serve as a basis for projections of future events.

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

The Company has a history of acquiring companies in order to broaden its product lines and sales channels. During the first six months of 1998, the Company acquired Mindscape, Inc. and certain affiliated companies ("Mindscape"), Sofsource, Inc. ("Sofsource") and PF.Magic, Inc. ("PF.Magic"). On June 21, 1998, the Company entered into a definitive agreement to acquire Broderbund Software, Inc. ("Broderbund").

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

RESULTS OF OPERATIONS

     NET LOSS. The Company incurred a net loss of $24,741 ($0.42 per share) and $154,149 ($2.74 per share) on revenues of $129,251 and $242,853 in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to a net loss of $102,555 ($2.09 per share) and $209,873 ($4.30 per share) on revenues of $89,305 and $176,186 in the Second Quarter 1997 and the Six Months Ended June 30, 1997. The net loss in the Second Quarter 1998, the Six Months Ended June 30, 1998, the Second Quarter 1997, and the Six Months Ended June 30, 1997 is a result of the effect of the amortization, merger and other charges of $58,063, $214,883, $122,468, $247,189, respectively.

     REVENUES. Revenues by distribution channel for the Second Quarter 1998 as compared to the Second Quarter 1997 and the Six Months Ended June 30, 1998 as compared to the Six Months Ended June 30, 1997 are as follows:


                                 Three Months Ended June 30,                   Six Months Ended June 30,
                            -------------------------------------       ---------------------------------------
                              1998       %         1997       %           1998        %         1997         %
                            --------    ---      -------     ---        --------     ---      --------      ---
Retail                      $ 63,315     49%     $37,496      42%       $119,173      49%     $ 73,809       42%
OEM                            8,493      7%       7,525       8%         17,037       7%       13,960        8%
School                        17,051     13%      14,136      16%         28,679      12%       24,298       14%
Direct response               11,707      9%       8,746      10%         24,105      10%       19,721       11%
On-Line                        1,990      2%          --      --           1,990       1%           --       --
International                 23,297     18%      17,883      20%         43,125      18%       34,517       20%
Tax software and services      3,398      2%       3,519       4%          8,744       3%        9,881        5%
                            ========    ===      =======     ===        ========     ===      ========      ===
                            $129,251    100%     $89,305     100%       $242,853     100%     $176,186      100%
                            ========    ===      =======     ===        ========     ===      ========      ===


Sales increased in dollars and as a percentage of total revenue for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 primarily due to growth in the demand for consumer software. Retail revenues also were higher than the prior year due to the acquisitions of Mindscape and SofSource and the launch of several new and upgraded products, which included: Reader Rabbit's Toddler, Reader Rabbit's Preschool, Reader Rabbit's Kindergarten, The ClueFinders' 4th Grade Adventures, The Princeton Review products: Bob Vila's Home Design, Elmo's Reading: Preschool and Kindergarten, Elmo's Preschool, and Madeline Thinking Games. OEM sales increased in dollars for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1998 primarily due to additional demand from PC manufacturers across the industry. International sales increased in dollars for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 primarily as a result of the higher PC sales in Europe and revenues from the acquisition of Mindscape. Direct response revenues increased in dollars for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 due to growth in the Company's catalog based sales to end users and due to revenues from Mindscape. School sales increased in dollars for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 due to the increasing demand for software in American schools. Revenues from the Tax Division decreased in dollars and as a percentage of total revenue for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 due to greater competition in the Canadian home tax software market and lower Canadian dollar exchange rates. The tax software business was sold on July 9, 1998 for $45,000 in cash.


     COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the Second Quarter 1998 as compared to the Second Quarter 1997 and the Six Months Ended June 30, 1998 as compared to the Six Months Ended June 30, 1997 are as follows:


                           Three Months ended June 30,                    Six Months Ended June 30,
                     ----------------------------------------    --------------------------------------------
                      1998         %        1997         %         1998          %          1997         %
                     --------    ------    --------    ------    ----------    -------    ---------    ------
Costs of production  $38,515      30%      $25,819      29%      $  72,479      30%        $49,839      28%
Sales and             31,147      24%       20,366      23%         59,292      24%         41,225      23%
marketing
Research and
    development       13,367      10%       10,094      11%         24,360      10%         20,845      12%
General and
    administrative    10,795       8%        8,368       9%         18,369       8%         16,945      10%
                     =======    ======     =======    ======      ========     =====      ========     =====
                     $93,824      72%      $64,647      72%       $174,500      72%       $128,854      73%
                     =======    ======     =======    ======      ========     =====      ========     =====


Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production as a percentage of revenues increased in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to the Second Quarter 1997 and the Six Months Ended June 30, 1997 from 29% and 28% to 30% and 30%, respectively. The increase in costs of production as a percentage of revenues in Second Quarter 1998 and the Six Months Ended June 30, 1998 from Second Quarter 1997 and the Six

Months Ended June 30, 1997 was caused by sale of products from the acquisitions of Mindscape, SofSource, and Creative Wonders that have higher production costs and royalty rates.

Sales and marketing expenses increased to 24% of revenues in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to 23% of revenues in the Second Quarter 1997 and the Six Months Ended June 30, 1997. The increase relates to higher spending on coupon rebate promotions, retail channel marketing and trade promotion programs.

Development and software costs decreased to 10% of revenues in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to 11% and 12% of revenues in the Second Quarter 1997 and the Six Months Ended June 30, 1997 due to the timing of product introduction and the ability of the Company to leverage its development costs across broader distribution channels.

General and administrative expenses decreased to 8% of revenues in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to 9% and 10% of revenues in the Second Quarter 1997 and the Six Months Ended June 30, 1997 due to continued efforts to reduce both fixed costs and employee headcount related to the combinations of the Company's acquisitions. In terms of absolute dollars general and administrative expenses increased in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to the Second Quarter 1997 and the Six Months Ended June 30, 1997 due to the costs from the Mindscape and SofSource operations.

The Company reported merger, amortization and other charges in the Second Quarter 1998 and the Six Months Ended June 30, 1998 and the Second Quarter 1997 and the Six Months Ended June 30, 1997 of $58,063, $214,883, $122,468, and
$247,189, resulting primarily from the acquisitions. The charges in the Three and Six Months Ended June 30, 1998 include $16,924 and $119,924, related to incomplete technology write-offs, with the remainder relating to amortization of goodwill, amortization of acquired technology related assets and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $95,137 at December 31, 1997 to $101,998 at June 30, 1998. This increase was attributable to the Company's Canadian subsidiary, SoftKey Software Products Inc. ("SoftKey"), issuing 8,687,500 special warrants in a private placement for proceeds of approximately $134,000 offset by the cash paid for the acquisition of Mindscape of approximately $120,000. Other financing activities generated a further $24,217 and investing activities used a further $71,785 offset by cash generated from operations of approximately $40,781.

As of July 27, 1998, the Company has outstanding $200,955 principal amount Senior Convertible Notes ($10,000 is included as current). The Senior Convertible Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices. Should the Senior Convertible Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to re-finance the notes under favorable terms or at all.

On July 1, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $123,000, of which $40,000 is outstanding at June 30, 1998. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The outstanding balance of $40,000 was repaid subsequent to June 30, 1998.

The Company, through its wholly owned subsidiary, The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable on a revolving basis during a five year period ending September 30, 2002 of up to $75,000. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts. In addition, the Company has a European accounts receivable factoring facility where it can sell up to $25,000 of European accounts receivable on a recourse basis to its banks. Each of these facilities were fully utilized at June 30, 1998.

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


FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below and in the Company's Annual Report on Form 10-K, as amended, for the 1997 fiscal year on file with the SEC.

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


ITEM 2. CHANGES IN SECURITIES.

On May 14, 1998, the Company issued 521,021 shares of the Company's common stock to the former stockholders of PF.Magic, in connection with the Company's acquisition of PF.Magic.

On May 11, 1998, the Company issued an aggregate of 3,434,995 shares of its common stock to certain accounts managed by Loomis Sayles & Company, L.P. in exchange for certain senior notes of the Company held by such accounts.

On June 8, 1998, the Company issued 40,940 shares of its common stock to Rainer Rossipaul, a former stockholder of Rossipaul Medien GmbH, as the final consideration for the Company's purchase of Rossipaul Medien GmbH pursuant to the earn-out provisions of the Share Purchase Agreement dated as of April 5, 1997 among the Company, Mr. Rossipaul and Rossipaul Kommunikation GmbH.

On July 4, 1998, the Company issued 1,641,138 shares of the Company's common stock to North Coast Entertainment, Inc., the former stockholder of Sofsource, in connection with the Company's acquisition of Sofsource.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Company's 1998 Annual Meeting of Stockholders was held on May 21, 1998.

(b) The following directors were elected at the meeting, and no other director's term of office continued after the meeting: Lamar Alexander, Michael A. Bell, Anthony J. DiNovi, James C. Dowdle, Robert Gagnon, Mark E. Nunnelly, Kevin O'Leary, Michael J. Perik, Carolynn Reid-Wallace, Robert A. Rubinoff, Scott M. Sperling and Paul J. Zepf.

(c) The first matter voted upon at the meeting was the election of directors. Each of the nominees was elected as a director to serve until the Company's 1999 Annual Meeting and until his or her successor is elected and qualified. The votes for each of the nominees were reported as follows:


      Lamar Alexander                For:                       54,837,974
                                     Withheld:                   3,523,794

      Michael A. Bell                For:                       54,854,808
                                     Withheld:                   3,506,960

      Anthony J. DiNovi              For:                       57,309,100
                                     Withheld:                   1,052,668

      James C. Dowdle                For:                       54,901,904
                                     Withheld:                   3,459,864

      Robert Gagnon                  For:                       57,308,201
                                     Withheld                    1,053,567

      Mark E. Nunnelly               For:                       57,309,902
                                     Withheld:                   1,051,866

      Kevin O'Leary                  For:                       57,310,100
                                     Withheld:                   1,051,668

      Michael J. Perik               For:                       57,310,326
                                     Withheld:                   1,051,442

      Carolynn Reid-Wallace          For:                       54,843,653
                                     Withheld:                   3,518,115

      Robert A. Rubinoff             For:                       57,305,941
                                     Withheld:                   1,055,827

      Scott M. Sperling              For:                       57,274,990
                                     Withheld:                   1,086,778

      Paul J. Zepf                   For:                       57,308,319
                                     Withheld:                   1,053,449


     The second matter voted upon at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the independent public accountants of the Company for the fiscal year ending January 2, 1999. Such appointment was approved. The votes were reported as follows:


     For:                                      58,271,117
     Against:                                      36,018
     Abstain:                                      54,774

     The third matter voted upon at the meeting was a proposal to approve an amendment to the Company's Long Term Equity Incentive Plan (i) to eliminate the restriction on the number of shares of restricted stock that the Company may grant to any named executive officer in any year and (ii) to expand the types of performance goals that may be used for performance-based awards made to named executive officers. Such proposal was approved. The votes were reported as follows:


     For:                                     47,152,342
     Against:                                 10,936,195
     Abstain:                                    273,336


     The fourth matter voted upon at the meeting was a proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 120,000,000 to 200,000,000. Such proposal was approved. The votes were reported as follows:


     For:                                     55,312,385
     Against:                                  2,983,293
     Abstain:                                     66,195

ITEM 5.  OTHER INFORMATION.


STOCKHOLDER PROPOSALS FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the Company's principal offices no later than December 3, 1998.

In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before February 17, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any stockholder proposal for which the Company does not receive timely notice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION

    2.1 Agreement and Plan of Merger dated as of June 21, 1998 among the Company, TLC Merger Corp. and Broderbund Software, Inc.(1)

    3.1        Restated Certificate of Incorporation, as amended

    3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock(2)

    3.3        Bylaws of the Company, as amended(3)

    4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(4)

    4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee(5)

    4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(5)

    4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement(5)

    4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(6)

    4.6 Voting and Exchange Trust Agreement dated as of February 4, 1994 among the Company and SoftKey Software Products Inc. and R-M Trust Company, as Trustee(7)

    4.7        Plan of Arrangement of SoftKey Software Products Inc. under
               Section 182 of the Business Corporations Act (Ontario)(7)

    4.8 Special Warrant Indenture dated March 12, 1998 between SoftKey Software Products Inc. and CIBC Mellon Trust Company(8)

    4.9 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.(3)

   10.1        Long-Term Equity Incentive Plan, restated as of May 21, 1998*

   10.2        1996 Stock Option Plan, restated as of March 5, 1998*

   10.3 Amended and Restated Credit Agreement dated as of May 6, 1998 among Fleet National Bank, as agent, Goldman Sachs Credit Partners L.P., as syndication agent, the lenders named therein, TLC Multimedia Inc., Learning Company Properties Inc., TEC Direct, Inc., Learning Services, Inc., Skills Bank Corporation, Microsystems Software, Inc. and Mindscape, Inc. (the "Credit Agreement")

   10.4        First Amendment to the Credit Agreement dated as of July 1, 1998

   10.5        Second Amendment to the Credit Agreement dated as of July 24,
               1998

   10.6 First Amendment dated as of May 6, 1998 to the Receivables Purchase Agreement, dated as of June 30, 1997, among The Learning Company Funding, Inc., Lexington Parker Capital Company, LLC, Fleet National Bank, as agent, TLC Multimedia Inc. and the Company

   27.1        Financial Data Schedule

-------------------------

*    Denotes management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated June 21, 1998.

(2) Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

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

(5) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

(6) Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(7) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-40549) filed December 3, 1997.

(8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998.


(b)  REPORTS ON FORM 8-K

     On May 5, 1998, May 20, 1998 and May 29, 1998, respectively, the Company filed Amendment No. 2, Amendment No. 3 and Amendment No. 4 to its Current Report on Form 8-K dated March 27, 1998 reporting the completion of its acquisition of Mindscape pursuant to a Stock Purchase Agreement between the Company and Mindscape Holding Company, Pearson Overseas Holdings Ltd. and Pearson Netherlands, BV.

     The Company filed a Current Report on Form 8-K dated June 24, 1998 reporting that the Company and Broderbund Software, Inc. had reached a definitive agreement for the Company to acquire Broderbund Software, Inc. in a merger.

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



August 14, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

   2.1 Agreement and Plan of Merger dated as of June 21, 1998 among the Company, TLC Merger Corp. and Broderbund Software, Inc.(1)

   3.1      Restated Certificate of Incorporation, as amended

   3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock(2)

   3.3      Bylaws of the Company, as amended()3

   4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")(4)

   4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee(5)

   4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")(5)

   4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement(5)

   4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company(6)

   4.6 Voting and Exchange Trust Agreement dated as of February 4, 1994 among the Company and SoftKey Software Products Inc. and R-M Trust Company, as Trustee(7)

   4.7 Plan of Arrangement of SoftKey Software Products Inc. under Section 182 of the Business Corporations Act (Ontario)(7)

   4.8 Special Warrant Indenture dated March 12, 1998 between SoftKey Software Products Inc. and CIBC Mellon Trust Company(8)

   4.9 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.(3)

   10.1     Long-Term Equity Incentive Plan, restated as of May 21, 1998*

   10.2     1996 Stock Option Plan, restated as of March 5, 1998*

   10.3 Amended and Restated Credit Agreement dated as of May 6, 1998 among Fleet National Bank, as agent, Goldman Sachs Credit Partners L.P., as syndication agent, the lenders named therein, TLC Multimedia Inc., Learning Company Properties Inc., TEC Direct, Inc., Learning Services, Inc., Skills Bank Corporation, Microsystems Software, Inc. and Mindscape, Inc. (the "Credit Agreement")

   10.4     First Amendment to the Credit Agreement dated as of July 1, 1998

   10.5     Second Amendment to the Credit Agreement dated as of July 24, 1998

   10.6 First Amendment dated as of May 6, 1998 to the Receivables Purchase Agreement, dated as of June 30, 1997, among The Learning Company Funding, Inc., Lexington Parker Capital Company, LLC, Fleet National Bank, as agent, TLC Multimedia Inc. and the Company

   27.1     Financial Data Schedule

-------------------------

*    Denotes management contract or compensatory plan or arrangement.

(1) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated June 21, 1998.

(2) Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

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

(5) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

(6) Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

(7) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-40549) filed December 3, 1997.

(8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998.