Form 10-Q
period 1998-10-03
LEARNING CO INC
filed 1998-11-09
CIK 719612

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   the quarterly period ended October 3, 1998


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

                   Yes    X                       No
                       -------                       -------


         As of November 2, 1998, there were 85,556,631 outstanding shares of the issuer's common stock, par value $.01 per share.

                           THE LEARNING COMPANY, INC.
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                         -------------------------------

                                                                              PAGE
                                                                              ----

         ITEM 1.  Condensed Consolidated Financial Statements:
                  Condensed Consolidated Balance Sheets at
                  September 30, 1998 and December 31, 1997......................  3

                  Condensed Consolidated Statements of
                  Operations for the Three and Nine Months Ended
                  September 30, 1998 and 1997...................................  4

                  Condensed Consolidated Statements of
                  Cash Flows for the Three and Nine Months
                  Ended September 30, 1998 and 1997.............................  5

                  Notes to Condensed Consolidated Financial Statements..........  7

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................... 12


                           PART II - OTHER INFORMATION
                           ---------------------------

         ITEM 1.  Legal Proceedings............................................. 18

         ITEM 4.  Submission of Matters to a Vote of Security Holders........... 18

         ITEM 6.  Exhibits and Reports on Form 8-K.............................. 18




                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        September 30,    December 31,
                                                             1998           1997
                                                        ------------     -----------
                                                              (unaudited)
ASSETS

CURRENT ASSETS:
Cash and short-term investments                           $234,796      $188,956
Accounts receivable (less allowances for returns
  of $46,637 and $47,643, respectively)                    117,247       161,927
Inventories                                                 44,507        39,382
Other current assets                                        51,941        35,863
                                                          --------      --------
                                                           448,491       426,128
Intangible assets, net                                     179,404       145,848
Other long-term assets                                      63,711        51,798
                                                          --------      --------
                                                          $691,606      $623,774
                                                          ========      ========


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities                                       $252,997      $220,192
                                                          --------      --------

LONG-TERM OBLIGATIONS:
Long-term debt                                             190,955       294,356
Accrued and deferred income taxes                           70,586        75,167
Other long-term obligations                                  4,134         8,069
                                                          --------      --------
                                                           265,675       377,592
                                                          --------      --------

STOCKHOLDERS' EQUITY                                       172,934        25,990
                                                          --------      --------
                                                          $691,606      $623,774
                                                          ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                       (UNAUDITED)


                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                       September 30,
                                                 -----------------------------      -------------------------------
                                                    1998             1997               1998              1997
                                                 ------------    -------------      --------------    -------------
REVENUES                                            $212,723       $  141,737          $  564,042        $ 401,532

COSTS AND EXPENSES:
     Costs of production                              63,011           40,326             185,039          118,291
     Sales and marketing                              54,529           38,746             163,223          103,806
     General and administrative                       14,132           10,755              43,668           34,534
     Development and software costs                   24,947           25,041              72,809           65,991
     Amortization, merger and other charges           63,659          148,400             282,852          403,058
                                                    --------       ----------          ----------        ---------
                                                     220,278          263,268             747,591          725,680
                                                    --------       ----------          ----------        ---------

OPERATING LOSS                                        (7,555)        (121,531)           (183,549)        (324,148)

INTEREST EXPENSE AND OTHER, net                       (1,215)          (4,798)             (4,006)         (12,355)
                                                    --------       ----------          ----------        ---------

LOSS BEFORE TAXES                                     (8,770)        (126,329)           (187,555)        (336,503)

PROVISION FOR INCOME TAXES                            12,442          (13,167)             12,442           (8,558)
                                                    --------       ----------          ----------         --------

NET LOSS                                            $(21,212)      $ (113,162)         $ (199,997)       $(327,945)
                                                    ========       ==========          ==========        =========

NET LOSS PER SHARE - basic and  diluted             $  (0.24)      $    (1.72)         $    (2.55)       $   (5.00)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED SHARES OUTSTANDING           89,457,000       65,895,000          78,534,000       65,561,000


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                         ------------------------
                                                           1998           1997
                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(199,997)    $(327,945)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation, amortization and other                   170,183       386,538
    Provisions for returns and doubtful accounts            76,484        52,819
    Charge for incomplete technology                       119,924        29,297
  Changes in operating assets and liabilities:
    Accounts receivable                                    (25,395)      (22,959)
    Accounts payable and accruals                          (40,510)       (1,905)
    Other                                                  (20,585)      (53,056)
                                                         ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   80,104        62,789
                                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets and other                    (26,694)      (13,171)
    Businesses acquired, net of cash acquired              (99,135)      (89,486)
    Acquisition related items                              (66,195)         (604)
                                                         ---------     ---------
NET CASH USED FOR INVESTING ACTIVITIES                    (192,024)     (103,261)
                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital leases                 (1,171)         (515)
    Borrowings under line of credit                         (2,300)       10,000
    Repurchase of Senior Convertible Notes                  (6,000)      (28,000)
    Proceeds from issuance of common stock                  35,189         7,403
    Proceeds from the issuance of special warrants, net    134,346            --
    Other                                                   (3,578)      (15,105)
                                                         ---------     ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES       156,486       (26,217)
                                                         ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        201        (1,846)
                                                         ---------     ---------
EFFECT OF BRODERBUND EXCLUDED PERIOD                         1,073            --
                                                         ---------     ---------
NET CHANGE IN CASH AND SHORT-TERM INVESTMENTS               45,840       (68,535)

CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD       188,956       259,223
                                                         ---------     ---------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD           $ 234,796     $ 190,688
                                                         =========     =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         -----------------------------------
                                                                             1998                 1997
                                                                         -------------        --------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued to acquire Mindscape                                 $30,000                $   --
     Common stock issued to acquire Sofsource                                  45,000                    --
     Common stock issued to settle earn-out agreements                          5,573                    --
     Common stock issued in exchange for Senior Notes                          96,695                    --
     Common stock issued to settle note payable to related party                   --                 3,053



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. ("TLC" or the "Company") for the Three Months and Nine Months Ended September 30, 1998 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended January 3, 1998 and the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated August 31, 1998, as amended. The results of operations for the Three Months and Nine Months Ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

On August 31, 1998, the Company acquired Broderbund Software, Inc. ("Broderbund"), a developer and publisher of consumer software for the home and school. This transaction was accounted for using the pooling-of-interest method of accounting. The accompanying financial statements have been restated to include the results and balances of Broderbund for all periods presented.

The third quarter reporting period for 1998 ended on October 3, 1998 and the third quarter reporting period for 1997 ended on October 4, 1997. The periods from July 5, 1998 to October 3, 1998 and from July 7, 1997 to October 4, 1997 are referred to as the "Third Quarter 1998" and the "Third Quarter 1997" or the "Three Months Ended September 30, 1998" and the "Three Months Ended September 30, 1997," respectively. The periods from January 4, 1998 to October 3, 1998 and from January 7, 1997 to October 4, 1997 are referred to as the "Nine Months Ended September 30, 1998" and the "Nine Months Ended September 30, 1997," respectively, throughout these financial statements and Form 10-Q.

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

2.   BUSINESS COMBINATIONS

BRODERBUND
----------
On August 31, 1998, the Company acquired all of the issued and outstanding common shares of Broderbund in exchange for 16,848,753 shares of common stock of the Company pursuant to an agreement and plan of merger dated June 21, 1998 whereby each share of common stock of Broderbund was exchanged into 0.80 shares of the Company's common stock. This acquisition has been accounted for using the pooling-of-interests method of accounting. The balances as at December 31, 1997 and the results for the Nine Months Ended September 30, 1998 and 1997 have been restated to include the balances and results of Broderbund. The balance sheet of the Company as at December 31, 1997 has been combined with the balance sheet of Broderbund as at November 30, 1997. Retained earnings have been charged with the net income for the omitted period of December 31, 1997 of $682. Revenues, operating expenses and operating income for the excluded month of December 1997 were $28,712, $27,974 and $738, respectively. The financial results for the Nine Months Ended September 30, 1998 include the results of the previously separate businesses for the Six Months Ended June 30, 1998. Revenues and net loss from the previously separate operations of the Company and Broderbund were revenues of $242,853 and $108,466 and net loss of $154,159 and $24,636, respectively, in the Six Month Period Ended June 30, 1998, which are included in these financial statements.

Results of the previously separate entities for the Nine Months Ended September 30, 1997 were as follows:


    Nine Months Ended                                                    Combined
    September 30, 1997             TLC      Broderbund   Adjustments     Restated
---------------------------      ------     -----------  -----------     ---------
Revenues                        $272,237     $129,295     $       --      $401,532
Operating loss                  (291,815)     (39,083)        (6,750)     (324,148)
Net loss                        (307,678)     (22,377)         2,110      (327,945)
Net loss per share              $  (6.28)    $  (1.35)                    $  (5.00)


In order to conform the application of generally accepted accounting principles between the two separate entities, an adjustment of $3,601 and $4,640 to increase the valuation allowance for income tax assets was recorded in each of the Nine Month Periods Ended September 30, 1998 and 1997, respectively. The adjustments increase the valuation allowance for uncertainty of recoverability of income tax assets of Broderbund as it was determined that it was more likely than not that some or all of the assets would not be realized under the combined entity. There were no intercompany transactions between the two companies other than a termination fee of $18,000 paid by The Learning Company, a corporation that the Company acquired in 1995 (the "Former Learning Company"), to Broderbund in December 1995 related to the proposed merger between the two companies that was terminated. This amount was recorded as other income by Broderbund and was included in the determination of the purchase price of the Former Learning Company by the Company. Accordingly, the merger termination fee was eliminated from the Broderbund net income for the year ended August 31, 1996 and the purchase price of the Former Learning Company was reduced, resulting in a reduction in amortization of goodwill in the Nine Months Ended September 30, 1997 of $6,750.

MINDSCAPE
---------

 On March 5, 1998, the Company acquired control of Mindscape, Inc., a consumer software company, and certain affiliated companies ("Mindscape") for a total purchase price of $152,557 paid in cash of $122,557 and the remainder through the issuance of 1,366,743 shares of common stock. The transaction was accounted for using the purchase method of accounting. The purchase price for Mindscape was allocated as follows:

Purchase price                                    $152,557
Plus: fair value of net liabilities assumed          3,297
                                                  --------
                                                   155,854
                                                  --------
Excess allocated to:
   Incomplete technology                           103,000
   Completed technology and products                13,000
   Brands and trade names                           30,000
                                                  --------
                                                   146,000
                                                  --------
Goodwill                                          $  9,854
                                                  ========






The Company primarily used the income approach to determine the fair value of the identified intangible assets acquired. The debt-free cash flows, net of provision for operating expenses, were discounted to a net present value. The Company believes that the incomplete products under development had not reached technical feasibility at the date of the acquisition, had no alternative future use and additional development is required to ensure their commercial viability. In order to develop the acquired incomplete technology into commercially viable products the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards. Complete technology is being amortized using the straight-line method over its estimated useful life of five years and goodwill and brands and trade names are being amortized using the straight-line method over its estimated useful life of ten years.

Summarized pro forma combined results of operations for the Nine Months Ended September 30, 1998 and 1997 are shown as if the transaction had occurred at the beginning of the period presented. Pro forma adjustments relate primarily to amortization of goodwill and complete technology. These pro forma combined results of operations include the historical results from Mindscape and do not reflect any reductions in operating costs derived from consolidation of functional departments. In addition, the pro forma combined operating loss includes pro forma amortization of acquired intangible assets resulting from the acquisition of Mindscape for the Nine Months Ended September 30, 1998 and 1997 of $2,621 and 5,070, respectively.

                                              Mindscape
Nine Months Ended       The Learning     Including Pro Forma    Pro Forma
September 30, 1998      Company, Inc.        Adjustments         Combined
-------------------     -------------    -------------------    ----------
Revenues                 $564,042             $ 9,090           $ 573,132
Operating loss           (183,549)            (44,270)           (227,819)
Net loss                 (199,997)            (45,330)           (245,327)
Net loss per share       $  (2.55)                              $   (3.07)


                                              Mindscape
Nine Months Ended       The Learning     Including Pro Forma    Pro Forma
September 30, 1997      Company, Inc.        Adjustments         Combined
-------------------     -------------    -------------------    ----------
Revenues                 $ 401,532            $71,621           $ 473,153
Operating loss            (324,148)           (28,826)           (352,974)
Net loss                  (327,945)           (22,129)           (350,074)
Net loss per share       $   (5.00)                             $   (4.69)



SOFSOURCE, INC.
---------------

On June 2, 1998, the Company acquired control of Sofsource, Inc. an educational software company, for a total purchase price of $45,000 which was settled through the issuance of 1,641,138 shares of common stock. Under the terms of the stock purchase agreement, the sellers have the right to require the Company to repurchase any shares of common stock issued to satisfy the purchase price that are not sold by December 31, 1998. In the event that the sellers receive less than $45,000 of proceeds from the sale of such common stock, the Company is obligated to pay to the sellers the shortfall in cash. In the event that the sellers receive more than $45,000, the sellers are obligated to pay the Company such excess amount received. Any such payment in the future would be recorded as an adjustment to stockholders' equity. Pro forma results for Sofsource were not material.

This acquisition was accounted for using the purchase method of accounting. The purchase price for Sofsource was allocated as follows:

Purchase price                                      $45,000
Plus: fair value of net liabilities assumed           2,287
                                                    -------
Excess to allocate                                   47,287
                                                    -------
Less: excess allocated to
   Incomplete technology                             14,924
   Brands and trade names                             3,322
                                                    -------
                                                     18,246
                                                    -------
Goodwill                                            $29,041
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

\3.  ISSUANCE OF SPECIAL WARRANTS

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

4.  BORROWINGS

On August 7, 1998, the Company amended its revolving line of credit (the
"Line") to provide a maximum availability of $147,500, of which $40,000 is outstanding at September 30, 1998. Borrowings under the line are due July 1, 2000 and bears interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The outstanding balance of $40,000 was repaid after October 3, 1998.

5.  COMPREHENSIVE LOSS

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The Company's comprehensive loss was as follows:

                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                             -----------------------   ------------------------
                                1998         1997         1998          1997
                             ---------    ----------   ----------    ----------
Net loss                     $(21,212)    $(113,162)   $(199,997)    $(327,945)
Other comprehensive loss         (592)       (1,978)      (6,236)       (5,099)
                             --------     ---------    ---------     ---------
 Total comprehensive loss    $(21,804)    $(115,140)    (206,233)    $(333,044)
                             ========     =========    =========     =========

Other comprehensive loss includes losses on foreign currency translation and the unrealized gain (loss) on short-term investments.

6.  INVENTORIES

Inventories are stated at the lower of weighted average cost or net realizable value and include third-party assembly costs, CD-ROM discs, manuals and an allocation of fixed overhead.

                           September 30,     December 31,
                               1998              1997
                           -------------     ------------
Components                    $ 1,802           $ 8,333
Finished goods                 42,705            31,049
                              -------           -------
                              $44,507           $39,382
                              =======           =======

7.  COMPUTATION OF EARNINGS PER SHARE

For the year ended December 31, 1997, the Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalents consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not include common stock equivalents for the Three and Nine Months Ended September 30, 1998 and 1997 as their inclusion would be antidilutive. Dilutive elements would include the 750,000 shares of Series A Preferred Stock (which is ultimately convertible into 15,000,000 shares of common stock) issued on December 5, 1997 and employee stock options totaling 16,269,038 and 13,641,086 at September 30, 1998 and 1997, respectively.

8.  SALE OF INCOME TAX SOFTWARE BUSINESS

On July 9, 1998, the Company sold its Canadian income tax software business for approximately $45,000 in cash. The net gain on sale was not material.

9.  AMORTIZATION, MERGER AND OTHER CHARGES

During the Third Quarter 1998, the Company announced a restructuring plan related to the merger with Broderbund. A total of $63,659 was charged in the Third Quarter 1998 as amortization, merger and other charges. Included in the charge are termination benefits of $17,962 related to the termination of approximately 600 employees at Broderbund and the Company in areas of administration, development, manufacturing, sales and marketing. The charge also includes facility closure cost of $22,050, professional fees and other transaction costs of $10,128, amortization of intangible assets of $4,249 and discontinued product costs of $9,270. The amortization, merger and other charges for the Nine Months Ended September 30, 1998 includes a charge for incomplete technology related primarily to the acquisitions of Mindscape and Sofsource totaling $119,826.

10. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K, as amended, for the year ended January 3, 1998 and the supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated August 31, 1998, as amended. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts. Certain of the information contained in this Quarterly Report on Form 10-Q which are not historical facts may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from those set forth in such forward-looking statements. Certain risks and uncertainties including, but not limited to, those discussed below in "Factors Affecting Future Operating Results," as well as in the Company's Annual Report on Form 10-K, as amended, for the 1997 fiscal year as filed with the Securities and Exchange Commission (the "SEC"), as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided pursuant to applicable regulations of the SEC and is not intended to serve as a basis for projections of future events.

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

The Company has a history of acquiring companies in order to broaden its product lines and sales channels. During the first nine months of 1998, the Company acquired Mindscape, Inc. and certain affiliated companies ("Mindscape"), Sofsource, Inc. ("Sofsource") and Broderbund Software, Inc. ("Broderbund").

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


RESULTS OF OPERATIONS

         NET LOSS. The Company incurred a net loss of $21,212 ($.24 per share) and $199,997 ($2.55 per share) on revenues of $212,723 and $564,042 in the Third Quarter 1998 and the Nine Months Ended September 30, 1998 as compared to a net loss of $113,162 ($1.72 per share) and $327,945 ($5.00 per share) on revenues of $141,737 and $401,532 in the Third Quarter 1997 and the Nine Months Ended September 30, 1997. The net loss in the Third Quarter 1998, the Nine Months Ended September 30, 1998, the Third Quarter 1997 and the Nine Months Ended September 30, 1997 is a result of the effect of the amortization, merger and other charges of $63,659, $282,852, $148,400 and $403,058, respectively.

         REVENUES. Revenues by distribution channel for the Third Quarter 1998 as compared to the Third Quarter 1997 and the Nine Months Ended September 30, 1998 as compared to the Nine Months Ended September 30, 1997 are as follows:

                          Three Months Ended September 30,              Nine Months Ended September 30,
                     -------------------------------------------    -----------------------------------------
                       1998         %         1997         %          1998         %        1997        %
                     ---------    ------    ---------    -------    ---------    ------    -------    -------
Retail               $117,848      56%       $71,091       50%       $289,619      51%     $199,004     50%
OEM                    11,347       5%         9,873        7%         30,964       5%       24,163      6%
School                 19,769       9%        16,175       11%         56,968      10%       46,031     11%
Direct response        24,801      12%        19,244       14%         81,716      15%       56,283     14%
On-line                 5,126       2%            --       --           9,521       2%           --     --
International          33,832      16%        22,380       16%         86,511      15%       63,195     16%
Tax software and
  services                 --      --          2,974        2%          8,744       2%       12,855      3%
                     --------     ---       --------      ---        --------     ---      --------    ---
                     $212,723     100%      $141,737      100%       $564,043     100%     $401,531    100%
                     ========     ===       ========      ===        ========     ===      ========    ===

Revenues increased in dollars and as a percentage of total revenue for the Three and Nine Months Ended September 30, 1998 as compared to the Three and Nine Months Ended September 30, 1997 primarily due to growth in the demand for consumer software. Retail revenues also were higher than the prior year due to the acquisitions of Mindscape and Sofsource and the launch of several new and upgraded products, which included: Reader Rabbit's Math Ages 4-6, The American Girls Premiere - 2nd Edition, Compton's Encyclopedia 1999 Deluxe, Cosmopolitan Virtual Makeover, National Geographic Maps, Dr. Seuss: Preschool, Rugrats Adventure Game, among others. OEM sales increased in dollars for the Three and Nine Months Ended September 30, 1998 as compared to the Three and Nine Months Ended September 30, 1997 primarily due to additional demand from PC manufacturers across the industry. International sales increased in dollars for the Three and Nine Months Ended September 30, 1998 as compared to the Three and Nine Months Ended September 30, 1997 primarily as a result of the higher PC sales in Europe and revenues from the acquisition of Mindscape. Direct response revenues increased in dollars for the Three and Nine Months Ended September 30, 1998 as compared to the Three and Nine Months Ended September 30, 1997 due to growth in the Company's catalog based sales to end users and due to revenues from Mindscape. School sales increased in dollars for the Three and Nine Months Ended September 30, 1998 as compared to the Three and Nine Months Ended September 30, 1997 due to the increasing demand for software in American schools. The tax software business was sold on July 9, 1998.

         COSTS AND EXPENSES. The Company's costs and expenses and the respective percentages of revenues for the Third Quarter 1998 as compared to the Third Quarter 1997 and the Nine Months Ended September 30, 1998 as compared to the Nine Months Ended September 30, 1997 are as follows:

                       Three Months ended September 30,               Nine Months Ended September 30,
                   ------------------------------------------    -------------------------------------------
                     1998         %         1997         %         1998         %          1997         %
                   ---------    ------    ---------    ------    ---------    -------    ---------    ------
Costs of
  production        $63,011      30%       $40,326      28%      $185,039      33%       $118,291       29%
Sales and
  marketing          54,529      26%        38,746      27%       163,223      29%        103,806       26%
Development and
  software costs     24,947      12%        25,041      18%        72,809      13%         65,991       16%
General and
  administrative     14,132      7%         10,755       8%        43,668       8%         34,534        9%
                   --------     ---       --------     ---       --------     ---        --------      ---
                   $156,619      75%      $114,868      81%      $464,739      83%       $322,622       80%
                   ========     ===       ========     ===       ========     ===        ========      ===


Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production as a percentage of revenues increased in the Third Quarter 1998 and the Nine Months Ended September 30, 1998 as compared to the Third Quarter 1997 and the Nine Months Ended September 30, 1997 from 28% and 29% to 30% and 33%, respectively. The increase in costs of production as a percentage of revenues in Third Quarter 1998 and the Nine Months Ended September 30, 1998 from Third Quarter 1997 and the Nine Months Ended September 30, 1997 was caused by sale of products from the acquisitions of Mindscape, Sofsource, and Creative Wonders that have higher production costs and royalty rates and was also due to a higher proportion of sales of entertainment and affiliate label products in the first nine months of the year over prior years.

Sales and marketing expenses decreased to 26% of revenues in the Third Quarter 1998 as compared to 27% of revenues in the Third Quarter 1997 and increased to 29% of revenues in the Nine Months Ended September 30, 1998 as compared to 26% in the Nine Months ended September 30, 1997. The decrease in the Third Quarter 1998 is due to a lower spending level on entertainment titles, which had in the past comprised a greater proportion of the product mix. In addition, the Company began to realize savings from the integration of the Broderbund sales and marketing operations.

Development and software costs decreased to 12% of revenues in the Third Quarter 1998 and to 13% of revenues in the Nine Months Ended September 30, 1998 as compared to 18% and 16% of revenues in the Third Quarter 1997 and the Nine Months Ended September 30, 1997 due to the timing of product introduction and a decrease in spending on entertainment development projects, which typically have a higher cost of development.

General and administrative expenses decreased to 7% of revenues in the Third Quarter 1998 and to 8% of revenues in the Nine Months Ended September 30, 1998 as compared to 8% and 9% of revenues in the Second Quarter 1997 and the Nine Months Ended September 30, 1997 due to continued efforts to reduce both fixed costs and employee headcount related to the integration of the Company's acquisitions. In absolute dollars general and administrative expenses increased in the Third Quarter 1998 and the Nine Months Ended September 30, 1998 as compared to the Third Quarter 1997 and the Nine Months Ended September 30, 1997 due to the costs from the Mindscape operations, the acquisition of which was accounted for using the purchase method of accounting.

The Company reported amortization, merger and other charges in the Third Quarter 1998 and the Nine Months Ended September 30, 1998 and the Third Quarter 1997 and the Nine Months Ended September 30, 1997 of $63,659, $282,852, $148,400, and
$403,058, resulting primarily from the acquisitions. The charges in the Third Quarter 1998 include costs of severance, facility closure, discontinued product costs, professional fees and printing costs related to the merger with Broderbund. The charges in the Nine Months Ended September 30, 1998 include $119,924 of incomplete technology write-offs related to the acquisitions of Mindscape and Sofsource, with the remainder relating to amortization of goodwill, amortization of acquired technology related assets and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased from $188,956 at December 31, 1997 to $234,796 at September 30, 1998. This increase was attributable to the issuance by the Company's Canadian subsidiary, SoftKey Software Products Inc. ("SoftKey"), of 8,687,500 special warrants in a private placement for proceeds of approximately $134,000 offset by the cash paid to acquire Mindscape of approximately $120,000. Other financing activities generated a further $22,486 and investing activities used $72,024 offset by cash generated from operating activities of $80,104.

As of October 3, 1998, the Company has outstanding $200,955 principal amount Senior Convertible Notes ($10,000 is included as current). The Senior Convertible Notes will be redeemable by the Company on or after November 2, 1998 at declining redemption prices. Should the Senior Convertible Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to refinance the notes under favorable terms or at all.

On August 7, 1998, the Company amended its revolving line of credit (the
"Line") to provide a maximum availability of $147,500, of which $40,000 was outstanding at September 30, 1998. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The outstanding balance of $40,000 was repaid after October 3, 1998.

The Company, through its wholly owned subsidiary, The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable on a revolving basis during a five year period ending September 30, 2002 of up to $100,000, of which $75,000 was used as of October 3, 1998. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts. In addition, the Company has a European accounts receivable factoring facility where it can sell up to $25,000 of European accounts receivable on a recourse basis to its banks, of which $25,000 was used as of October 3, 1998.

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

YEAR 2000 COMPLIANCE

Many existing computer systems use only the last two digits to identify a year. Consequently, as the year 2000 approaches, many systems do not yet recognize the difference in a year that begins with "20" instead of "19." Unless corrected, this, as well as other date-related processing issues, may result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue also may affect the Company's products.

The Company has appointed a Year 2000 project team to develop and implement a comprehensive four-phase Year 2000 readiness plan for its worldwide operations relating to the following three areas: (1) the Company's internal systems (including information technology such as financial and order entry systems and non-information technology systems such as facilities); (2) third party customers, vendors and others with whom the Company does business and (3) the Company's products. The project team includes members of senior management and prepares progress reports to the board of directors on a regular basis.

Phase One (inventory) consists of identifying all the Company's systems, relationships and products that may be impacted by Year 2000. Phase Two (assessment) involves determining the Company's current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed. Phase Three (remediation) will consist of developing a plan for those areas identified as needing correction in the assessment phase. Phase Four (implementation) will consist of executing the action plan and completing the steps identified to attain Year 2000 readiness. The Company is currently in the inventory phase of the plan for both its internal systems and its third party relationships, although, for certain known critical internal systems, the Company has completed the assessment and remediation phases. For the Company's products, it is either in the inventory or assessment phase of the plan. The Company has not yet determined a date by which it expects to complete implementation for all of the targeted areas, but it intends to complete such implementation well in advance of January 1, 2000.

INTERNAL SYSTEMS AND THIRD PARTY ISSUES

The Company for some time has been taking, and will continue to take, actions intended to resolve Year 2000 issues through planned replacement or upgrades of its internal computer equipment and software systems. For this purpose, the term "computer equipment and software" includes systems that are commonly considered IT systems, including accounting, data processing and telephone/PBX systems, as well as systems that are not commonly considered IT systems such as security systems, fax machines or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 inventory, assessment, remediation and implementation efforts.

The Company currently believes that the cost of its Year 2000 inventory, assessment, remediation and implementation efforts with respect to internal systems, as well as the costs to be incurred with respect to Year 2000 issues of third parties, should not exceed $1,000,000, which expenditures will be funded from operating cash flows. Because the Company is still in the inventory phase of its readiness plan with respect to many of its internal systems and with respect to third parties, it is difficult to estimate with certainty the ultimate amount of such costs. As discussed below, the Company believes that a substantial portion of its remediation and implementation efforts with respect to internal systems will be conducted in connection with the integration of the businesses acquired by the Company in 1998 with the Company's operations. As of August 31, 1998 the Company estimates that it has incurred costs of approximately $350,000 related to its Year 2000 inventory, assessment, remediation and implementation efforts with respect to internal systems. All of the $350,000 relates to analysis, repair or replacement of existing software, upgrades of existing software, evaluation of information received from significant vendors, service providers or customers, or consulting advisory agents. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

In 1998 the Company acquired Mindscape, Sofsource, PF.Magic and Broderbund, as well as their respective subsidiaries. None of these companies had made substantial progress in its own Year 2000 readiness plans with respect to internal systems or third parties. While the Company is in the process of integrating these businesses into its Year 2000 readiness plan, their addition complicates the Company's Year 2000 inventory, assessment, remediation and implementation efforts. This effect is mitigated somewhat because the Company intends in most instances to move, or in certain cases has moved or is in the process of moving, most accounting, data processing, telephone/PBX and other IT processes of these businesses to the Company's systems, which are to a greater extent already Year 2000 ready. For example, the Company's primary software package for sales order processing, distribution, manufacturing and finance is the JD Edwards software package for Sales Order Processing, Distribution, Manufacturing and Finance version 7.3, which the Company has been informed by JD Edwards and believes is Year 2000 ready. In connection with the planned integration of the operations of Company's recently acquired businesses, these businesses will operate from the same JD Edwards system.

While the Company is dedicating substantial resources toward attaining Year 2000 readiness, there is no assurance that the Company will be successful in its efforts to address all Year 2000 systems issues. If all Year 2000 issues are not properly identified, or assessment, remediation or implementation are not effected timely with respect to Year 2000 issues that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. For example, failure to achieve Year 2000 readiness for the Company's internal systems could delay its ability to manufacture and ship products, disrupt customer service and technical support facilities, or interrupt customer access to online products and services. The Company also relies heavily on third parties such as manufacturing suppliers, service providers and a large retail distribution channel. If these or other third parties experience Year 2000 failures or malfunctions, there could be a material adverse impact on the Company's ability to conduct ongoing operations. For example, the ability to manufacture and ship products into the retail channel, to receive retail sales information necessary to maintain proper inventory levels, or to complete online transactions dependent upon third party service providers could be affected.

PRODUCTS

The Company and its subsidiaries currently sell hundreds of different software products primarily for use in homes and schools, and have sold over the last few years many hundreds of additional products that have been discontinued but may still be used by consumers. As a matter of course, products currently under development are being designed to be Year 2000 compliant. The Company is also in the process of testing certain of its products for Year 2000 compliance.

Because the Company's products tend to have few time-sensitive components, the Company is able to use existing internal staff to identify and test its products, and the resources necessary to test its products are not significant. Because the Company is still in the inventory and assessment phases of its readiness plan with respect to its products, it is difficult to estimate with certainty the ultimate cost of its Year 2000 inventory, assessment, remediation and implementation efforts with respect to products. Due to the nature of the Company's products, however, the Company does not currently believe that such costs will be material.

If the Company's products are not Year 2000 ready, the Company could suffer increased costs, lost sales or other negative consequences resulting from customer dissatisfaction, including litigation. The Company is aware of the potential for claims against it and other companies for damages arising from products that are or were not Year 2000 ready. In addition, because of the large number of products sold by the Company currently and in the past, the Company could face lawsuits relating to the Year 2000 readiness of products that it no longer sells and that it no longer supports. The Company believes, however, that any such claims with respect to its current or past products would be without merit.

The Company does not currently have any Year 2000 related contingency plans. The Company expects to institute appropriate contingency planning at the completion of the assessment phase of its Year 2000 readiness plan.

The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. Actual results will differ materially from these estimates.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The Company held a Special Meeting of Stockholders on August 31, 1998.

(b)      The Special Meeting did not involve the election of directors.

(c) The first matter voted upon at the Special Meeting was a proposal to approve the issuance of shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"), as contemplated by the Agreement and Plan of Merger dated as of June 21, 1998 among the Company, TLC Merger Corp. and Broderbund. Such proposal was approved. The votes were reported as follows:


         For:                           60,914,700
         Against:                           64,507
         Abstain:                           51,408


         The second matter voted upon at the Special Meeting was a proposal to approve an amendment to the Company's Long Term Equity Incentive Plan to increase the number of shares of Common Stock issuable thereunder from 9,000,000 to 14,000,000. Such proposal was approved. The votes were reported as follows:


         For:                          40,951,902
         Against:                      18,755,013
         Abstain:                       1,323,600
         Broker Non-Votes:                    100


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3.1  Restated Certificate of Incorporation, as amended1

3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock2

3.3  Bylaws of the Company, as amended3

4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")4

4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee5

4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")5

4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement5

4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company6

4.6 Voting and Exchange Trust Agreement dated as of February 4, 1994 among the Company and SoftKey Software Products Inc. and R-M Trust Company, as Trustee7

4.7 Plan of Arrangement of SoftKey Software Products Inc. under Section 182 of the Business Corporations Act (Ontario)7

4.8 Special Warrant Indenture dated March 12, 1998 between SoftKey Software Products Inc. and CIBC Mellon Trust Company8

4.9 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P. 3

10.1 Long-Term Equity Incentive Plan, restated as of August 31, 1998*

10.2 Third Amendment, dated as of August 7, 1998, to Amended and Restated Credit Agreement dated as of May 6, 1998 among Fleet National Bank, as agent, Goldman Sachs Credit Partners L.P., as syndication agent, the lenders named therein, TLC Multimedia Inc., Learning Company Properties Inc., TEC Direct, Inc., Learning Services, Inc., Skills Bank Corporation, Microsystems Software, Inc. and Mindscape, Inc.

10.3 Second Amendment, dated as of August 7, 1998, to the Receivables Purchase Agreement dated as of June 30, 1997 among The Learning Company Funding, Inc., Lexington Parker Capital Company, LLC, Fleet National Bank, as agent, TLC Multimedia Inc. and the Company

27.1 Financial Data Schedule

-------------------------

*    Denotes management contract or compensatory plan or arrangement.

1 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

2 Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

3 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

4 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

5 Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

6 Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

7 Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-40549) filed December 3, 1997.

8 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998.


(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K dated July 24, 1998 reporting that the Company had entered into an Underwriting Agreement with Tribune Company and Smith Barney, Inc. and that the Company had issued 4,404 shares of Common Stock to four foreign investors.

     The Company filed a Current Report on Form 8-K dated August 31, 1998 reporting that the Company had acquired Broderbund by means of the merger of TLC Merger Corp., a wholly owned subsidiary of the Company, with and into Broderbund, with Broderbund remaining as the surviving corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE LEARNING COMPANY, INC.


                                     /S/ R. Scott Murray
                                     ------------------------------------------
                                     R. Scott Murray
                                     Executive Vice President and Chief
                                     Financial Officer (principal financial and
                                     accounting officer)


November 9, 1998

                                 EXHIBIT INDEX
                                 -------------
EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------



3.1  Restated Certificate of Incorporation, as amended1

3.2 Certificate of Designation of Series A Convertible Participating Preferred Stock Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock2

3.3  Bylaws of the Company, as amended3

4.1 Indenture dated as of October 16, 1995 between the Company and State Street Bank and Trust Company, as Trustee, for 5 1/2% Senior Convertible Notes due 2000 (the "Indenture")4

4.2 First Supplemental Indenture to the Indenture, dated as of November 22, 1995, by and between the Company and State Street Bank and Trust Company, as Trustee5

4.3 Note Resale Registration Rights Agreement dated as of October 23, 1995 by and between the Company, on the one hand, and the Initial Purchasers set forth therein, on the other hand (the "Registration Rights Agreement")5

4.4 Letter Agreement dated November 22, 1995 amending the Registration Rights Agreement5

4.5 Form of Securities Resale Registration Rights Agreement by and among the Company and Tribune Company6

4.6 Voting and Exchange Trust Agreement dated as of February 4, 1994 among the Company and SoftKey Software Products Inc. and R-M Trust Company, as Trustee7

4.7 Plan of Arrangement of SoftKey Software Products Inc. under Section 182 of the Business Corporations Act (Ontario)7

4.8 Special Warrant Indenture dated March 12, 1998 between SoftKey Software Products Inc. and CIBC Mellon Trust Company8

4.9 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. , State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P. 3

10.1 Long-Term Equity Incentive Plan, restated as of August 31, 1998*

10.2 Third Amendment, dated as of August 7, 1998, to Amended and Restated Credit Agreement dated as of May 6, 1998 among Fleet National Bank, as agent, Goldman Sachs Credit Partners L.P., as syndication agent, the lenders named therein, TLC Multimedia Inc., Learning Company Properties Inc., TEC Direct, Inc., Learning Services, Inc., Skills Bank Corporation, Microsystems Software, Inc. and Mindscape, Inc.

10.3 Second Amendment, dated as of August 7, 1998, to the Receivables Purchase Agreement, dated as of June 30, 1997, among The Learning Company Funding, Inc., Lexington
                                       22

     Parker Capital Company, LLC, Fleet National Bank, as agent, TLC Multimedia Inc. and the Company

27.1 Financial Data Schedule

-------------------------

*    Denotes management contract or compensatory plan or arrangement.

1 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

2 Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

3 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

4 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

5 Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

6 Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

7 Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg. No. 333-40549) filed December 3, 1997.

8 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998.