Form 10-Q/A
period 1998-04-04
LEARNING CO INC
filed 1999-03-26
CIK 719612

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A


    AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes    X                    No
         --------                  ---------

     As of April 30, 1998, there were 53,509,734 outstanding shares of the issuer's common stock, par value $.01 per share.

Restatement of Financial Statements and Changes to Certain Information

The undersigned registrant hereby amends in its entirety Part I of its Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998.

In March 1998, The Learning Company, Inc. (the "Company") acquired Mindscape, Inc. and certain affiliated companies ("Mindscape") for approximately $152 million in a business combination accounted for as a purchase. The Company allocated $103 million of the purchase price to in-process technology. The Company believes that the amount recorded as an in-process technology charge at the date of its acquisition was measured in a manner consistent with appraisal practices utilized at the time of the acquisition. Subsequent to the acquisition, in a letter dated September 9, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission (the "SEC") reiterated the views of the staff of the SEC (the "Staff") on certain appraisal practices employed in the determination of the fair value of the in-process technology and other intangible assets.

The Company has had discussions with the Staff concerning the application of the methodology to the valuation of the in-complete technology and other intangible assets as detailed in the September 9, 1998 letter from the Chief Accountant of the SEC, and as a result of these discussions, the Company has implemented the methodology. The Company has restated its previously issued results to reflect the discussions with the Staff and to apply the appropriate guidance and policies. The purchase price of Mindscape has been allocated by the Company based upon the application of the recent guidance and, accordingly, the financial statements in this Quarterly Report on Form 10-Q/A have been restated. After applying the appropriate guidance and policy, the allocation of the Mindscape purchase price was changed for in-process technology from $103,000,000 to $40,000,000; for complete and core technology from $13,000,000 to $22,000,000; and for brands and trade names from $30,000,000 to $38,000,000, resulting in a change to goodwill from $9,854,000 to $55,854,000.

The financial statements included in this Quarterly Report on Form 10-Q/A have also been restated to reflect the acquisition Broderbund Software, Inc. which occurred on August 31, 1998 and which has been accounted for using the pooling-of-interests method of accounting. This Form 10-Q/A contains related financial information and disclosures as of and for the three month period ended April 4, 1998. See Note 2 to the Condensed Consolidated Financial Statements.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          THE LEARNING COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  March 31,                    December 31,
                                                                     1998                          1997
                                                            -------------------           --------------------
                                                                 (unaudited)
                                                              (as restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                              $244,768                       $188,956
Accounts receivable (less allowances for returns
  of $47,824 and $47,643, respectively)                                 105,933                        161,927
Inventories                                                              45,979                         39,382
Other current assets                                                     49,326                         35,863
                                                            -------------------           --------------------
                                                                        446,006                        426,128


Intangible assets, net                                                  221,281                        145,848
Other long-term assets                                                   55,630                         51,798
                                                            -------------------           --------------------
                                                                       $722,917                       $623,774
                                                            ===================           ====================


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities                                                    $209,771                       $220,192
                                                            -------------------           --------------------

LONG-TERM OBLIGATIONS:
Long-term debt                                                          287,650                        294,356
Accrued and deferred income taxes                                        45,514                         75,167
Other long-term obligations                                              11,364                          8,069
                                                            -------------------           --------------------
                                                                        344,528                        377,592
                                                            -------------------           --------------------

STOCKHOLDERS' EQUITY                                                    168,618                         25,990
                                                            -------------------           --------------------
                                                                       $722,917                       $623,774
                                                            ===================           ====================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE LEARNING COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                  -----------------------------------
                                                         1998                1997
                                                  ---------------     ---------------
                                                    (as restated)
REVENUES                                              $   179,336         $   131,196

COSTS AND EXPENSES:
     Costs of production                                   59,402              39,278
     Sales and marketing                                   47,938              32,079
     General and administrative                            12,600              12,187
     Development and software costs                        22,821              20,278
     Amortization, merger and other charges                97,117             133,013
                                                  ---------------     ---------------
                                                          239,878             236,835
                                                  ---------------     ---------------

OPERATING LOSS                                            (60,542)           (105,639)

INTEREST EXPENSE, net                                       4,370               3,997
                                                  ---------------     ---------------

LOSS BEFORE INCOME TAXES                                  (64,912)           (109,636)

PROVISION FOR INCOME TAXES:                                    --               7,527
                                                  ---------------     ---------------

NET LOSS                                              $   (64,912)        $  (117,163)
                                                  ===============     ===============


NET LOSS PER SHARE - basic and diluted                      $(.93)             $(1.80)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING-basic and diluted                69,430,000          65,222,000



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE LEARNING COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                              -----------------------------------------
                                                                                     1998                     1997
                                                                              ----------------         ----------------
                                                                                (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $ (64,912)               $(117,163)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation, amortization and other                                          59,942                  125,718
          Provisions for returns and doubtful accounts                                  12,874                    8,449
          Provision for income taxes                                                        --                    6,563
          Charge for incomplete technology                                              40,000                    9,250
     Changes in operating assets and liabilities:
          Accounts receivable                                                             (146)                   2,335
          Accounts payable and accruals                                                 16,233                    1,623
          Other                                                                         (2,381)                  (5,598)
                                                                              ----------------         ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               61,610                   31,177
                                                                              ----------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets and other                                               (12,297)                  (6,049)
     Businesses acquired, net of cash acquired                                        (116,972)                  (8,294)
     Acquisition related items                                                         (17,970)                 (11,246)
                                                                              ----------------         ----------------
NET CASH USED FOR INVESTING ACTIVITIES                                                (147,239)                 (25,589)
                                                                              ----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases and other long-term
       debt                                                                               (266)                    (207)
     Repurchase of Senior Convertible Notes                                             (6,000)                  (7,000)
     Proceeds from issuance of common stock related to exercise
       of stock options, net                                                            14,427                    1,235
     Proceeds from the issuance of special warrants, net                               134,346                       --
     Repurchase of common stock                                                             --                  (12,453)
     Other                                                                              (2,207)                     (67)
                                                                              ----------------         ----------------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
                                                                                       140,300                  (18,492)
                                                                              ----------------         ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (207)                  (1,769)
                                                                              ----------------         ----------------

EFFECT OF BRODERBUND EXCLUDED PERIOD                                                     1,348                       --
                                                                              ----------------         ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 55,812                  (14,673)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         188,956                  259,223
                                                                              ----------------         ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 244,768                $ 244,550
                                                                              ================         ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE LEARNING COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                 (in thousands)
                                  (unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                              -----------------------------------------
                                                                                    1998                     1997
                                                                              ---------------         -----------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
     Common stock issued to acquire Mindscape                                         $30,000                    $   --
     Common stock issued to settle note payable to related party                           --                     3,053
     Common stock issued to acquire Living Books                                           --                     7,321

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                  (unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. ("TLC" or the "Company") for the three months ended March 31, 1998 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements previously filed with the Securities and Exchange Commission (the "SEC") in the Company's 1997 Annual Report on Forms 10-K and 10-K/A. The Company filed with the SEC on November 4, 1998 a Current Report on Form 8-K/A containing supplemental audited consolidated financial statements for the year ended December 31, 1997 to reflect the Company's acquisition of Broderbund Software, Inc. ("Broderbund"), which was accounted for as a pooling-of-interests. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

The accompanying condensed consolidated financial statements as of March 31, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the March 1998 acquisition of Mindscape, Inc. and certain affiliated companies ("Mindscape", see Note 2). After discussions with the staff of the SEC (the "Staff"), the Company has revised the original accounting for the purchase price allocation and the related amortization of intangibles. The Company has restated its previously issued results to reflect the discussions with the Staff and to apply the appropriate guidance and policy as discussed in Note 2 to the Condensed Consolidated Financial Statements. This has resulted in a reduction in the amount of the charge for in-process technology from $103,000 to $40,000 and an increase in the amounts allocated to completed technology and products from $13,000 to $22,000; to brands and trademarks from $30,000 to $38,000 and to goodwill from $9,854 to $55,854. Amortization, merger and other charges has decreased for the Three Months Ended March 31, 1998 from $156,820 to $97,117, and corresponding changes for the same amounts have been made to the balance of intangible assets and stockholders' equity. The restatement does not affect previously reported net cash flows for the periods or for future periods.

On August 31, 1998, the Company acquired Broderbund, a developer and publisher of consumer software for the home and school pursuant to an agreement dated June 21, 1998. This transaction was accounted for using the pooling-of-interests method of accounting. The accompanying Condensed Consolidated Financial Statements of the Company have been restated to include the results and balances of Broderbund for all periods presented.

The table below details the previously separate results of the Company and Broderbund and the effect of the restatement as discussed above.


                                                          Three Months Ended March 31, 1998
                                 ---------------------------------------------------------------------------------
                                      The Learning
                                        Company            Broderbund            Combined             Restated
                                 ---------------------------------------------------------------------------------
Revenues                                   $ 113,602             $65,734             $ 179,336            $179,336
Operating loss                              (123,894)              1,392              (122,502)            (60,542)
Loss before income taxes                    (129,408)              2,536              (126,872)            (64,912)
Net loss                                    (129,408)              2,536              (126,872)            (64,912)
Net loss per share-basic and               $   (2.45)            $ (0.15)            $   (1.83)           $  (0.93)
 diluted

The first quarter reporting period for 1998 ended on April 4, 1998, and the first quarter reporting period for 1997 ended on April 5, 1997. The periods from January 4, 1998 to April 4, 1998 and from January 7, 1997 to April 5, 1997 are referred to as the "First Quarter 1998" and the "First Quarter 1997" or the "Three Months Ended March 31, 1998" and the "Three Months Ended March 31, 1997", respectively throughout these financial statements and Form 10-Q/A.

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


2.  BUSINESS COMBINATIONS

Broderbund

On August 31, 1998, the Company acquired all of the issued and outstanding common stock of Broderbund in exchange for 16,848,753 shares of common stock of the Company pursuant to an agreement and plan of merger dated June 21, 1998 whereby each share of common stock of Broderbund was exchanged for 0.80 shares of the Company's common stock. This acquisition has been accounted for using the pooling-of-interests method of accounting. The balances as at December 31, 1997 and the results for the Three Months Ended March 30, 1998 and 1997 have been restated to include the balances and results of Broderbund. The balance sheet of the Company as at December 31, 1997 has been combined with the balance sheet of Broderbund as at November 30, 1997. Retained earnings have been charged with the net income of $682 for the omitted period of December 31, 1997. Revenues, operating expenses and operating income for the excluded month of December 1997 were $28,712, $27,974 and $738, respectively. The financial results for the Three Months Ended March 31, 1998 include the results of the previously separate businesses for the Three Months Ended March 31, 1998. Revenues and net loss from the previously separate operations of the Company and Broderbund are described above in Note 1.

    Three Months Ended                                                                                         Combined
      March 31, 1997                      TLC                   Broderbund            Adjustments              Restated

---------------------------     ---------------------      -----------------      -----------------      -----------------
Revenues                                    $  86,881                $44,315                $    --              $ 131,196
Operating loss                               (102,047)                (5,842)                 2,250               (105,639)
Net loss                                     (107,318)                (3,462)                (6,383)              (117,163)
Net loss per share                              (2.20)                 (0.21)                                        (1.80)

In order to conform the application of generally accepted accounting principles between the two separate entities, an adjustment to increase the valuation allowance for income tax assets of $8,633 was recorded in the Three Months Ended March 31, 1997. The adjustment increases the valuation allowance for uncertainty of recoverability of income tax assets of Broderbund as it was determined that it was more likely than not that some or all of the assets would not be realized under the combined entity. There were no intercompany transactions between the two companies other than a termination fee of $18,000 paid by The Learning Company, a corporation that the Company acquired in 1995 (the "Former Learning Company"), to Broderbund in December 1995 related to the proposed merger between the two companies that was terminated. This amount was recorded as other income by Broderbund and was included in the determination of the purchase price of the Former Learning Company by the Company. Accordingly, the merger termination fee was eliminated from the Broderbund net income for the year ended August 31, 1996 and the purchase price of the Former Learning Company was reduced, resulting in a reduction in amortization of goodwill in the Three Months Ended March 31, 1997 of $2,250.


Mindscape

On March 5, 1998, the Company acquired control of Mindscape, Inc. and certain affiliated companies ("Mindscape") for a total purchase price of $152,557 payable in cash of $122,557 and the remainder through the issuance of 1,366,743 shares of common stock. This acquisition was accounted for using the purchase method of accounting.


     The purchase price for Mindscape was allocated as follows:


Purchase price                                           $152,557
Plus: fair value of net liabilities assumed                 3,297
                                                         --------
Excess to allocate                                        155,854
Less: excess allocated to
   Incomplete technology                                   40,000
   Completed technology and products                       22,000
   Brands and trade names                                  38,000
                                                         --------
                                                          100,000
                                                         --------
Goodwill                                                 $ 55,854
                                                         ========


The Staff has recently issued guidance related to the valuation of in-process technology as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has had discussions with the Staff concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and has implemented the methodology. As a result of the application of the valuation methodology the purchase price was allocated to incomplete technology, brands and trade names and complete technology and products. Among the factors considered by the Company to determine the allocation of the purchase price were an estimation of the stage of completion of development of each product at the date of acquisition, an estimation of cash flows that would be achieved by any buyer resulting from the expected revenues generated from such projects, a discounting of the net cash flows from the products using an effective industry-based tax rate of 35% (net of any tax benefits from the acquired assets) and a risk adjusted discount rate (which ranged from 20% to 22%) and an estimation of market royalty rates to value the brands and trade names. The in-process development consisted of consumer software products in the games, productivity and education segments. On average the in-process development projects were approximately 55% complete at the time of acquisition. The Company expects to complete the majority of the development projects within the twelve months of the acquisition date and expects to spend approximately $25,000 to complete the development. The Company expects that it will begin to receive the benefits of these in-process development projects during 1998. There were no anticipated material changes from historical pricing, margins or expense levels in the projects under development. In order to complete the development on schedule the Company must continue to retain key development personnel. In the event that these in-process development projects are not completed or replaced with similar projects the Company may experience lower future revenues, operating margins and cash flows.

The Company believes that the incomplete products under development had not reached technical feasibility at the date of the acquisition, have no alternative future use and additional development is required to ensure their commercial viability. In order to develop the acquired incomplete technology into commercially viable products the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards.

The remaining identified intangibles, including the value of completed technology and products and brands and trade names, will be amortized on a straight-line basis over their estimated useful lives of two and ten years, respectively. Goodwill resulting from the acquisition is being amortized using the straight-line method over ten years.

Summarized pro forma combined results of operations for the Three Months Ended March 31, 1998 and 1997 are shown as if the transaction had occurred at the beginning of the period presented. Pro forma adjustments relate primarily to amortization of goodwill and complete technology. These pro forma combined results of operations include the historical results of Mindscape and do not reflect any reductions in operating costs derived from consolidation of functional departments. In addition, the pro forma combined operating loss includes pro forma amortization of acquired intangible assets resulting from the acquisition of Mindscape for the Three Months Ended March 31, 1998 and 1997 of $3,450 and $5,175, respectively.

                                                                      Mindscape
 Three Months Ended                The Learning                 Including Pro Forma                Pro Forma
   March 31, 1998                  Company, Inc.                     Adjustments                   Combined
----------------------     ---------------------------       -------------------------     -------------------------
Revenues                                      $179,336                        $  9,090                     $ 188,426
Operating loss                                 (60,542)                        (46,824)                     (107,366)
Net loss                                       (64,912)                        (47,884)                     (112,796)
Net loss per share                            $ ( 0.93)                                                    $   (1.44)

                                                                      Mindscape
  Three Months Ended                The Learning                 Including Pro Forma              Pro Forma
    March 31, 1997                  Company, Inc.                     Adjustments                  Combined
----------------------     ---------------------------       -------------------------     -------------------------
Revenues                                     $ 131,196                        $ 14,144                     $ 145,340
Operating loss                                (105,639)                        (19,998)                     (125,367)
Net loss                                      (117,163)                        (19,998)                     (137,161)
Net loss per share                           $   (1.80)                                                    $   (1.85)


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



4.  BORROWINGS

On August 7, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $147,500, of which $35,000 is outstanding at March 31, 1998 and was subsequently repaid. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.

5.  COMPREHENSIVE LOSS

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The Company's comprehensive loss was as follows:

                                          Three Months Ended March 31,
                                 --------------------------------------------
                                         1998                     1997
                                 ------------------      --------------------
Net loss                                   $(64,912)                $(117,163)
Other comprehensive loss                     (2,760)                   (1,448)
     Total comprehensive loss              $(67,672)                $(118,611)
                                 ==================      ====================

Other comprehensive loss represents losses on foreign currency translation.


6.  INVENTORIES

Inventories are stated at the lower of weighted average cost or net realizable value and include third-party assembly costs, CD-ROM discs, manuals and an allocation of fixed overhead.

                                     March 31,           December 31,
                                        1998                 1997
                                 ----------------     -----------------
Components                                $ 1,930               $ 8,333
Finished goods                             44,049                31,049
                                          -------               -------
                                          $45,979               $39,382
                                          =======               =======


7.  COMPUTATION OF EARNINGS PER SHARE

For the year ended December 31, 1997, the Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalents consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not included common stock equivalents for the Three Months Ended March 31, 1998 and 1997 as their inclusion would be antidilutive. Dilutive elements would include the 750,000 shares of Series A Preferred Stock (which is ultimately convertible into 15,000,000 shares of common stock) issued on December 5, 1997, 8,687,500 special warrants to acquire Exchangeable Shares and employee stock options totaling 15,996,000 and 12,483,000 at March 31, 1998 and 1997, respectively.


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


9.  SUBSEQUENT EVENTS

Proposed Mattel Merger

On December 13, 1998, the Company entered into a merger agreement with Mattel, Inc. ("Mattel") (the "Merger Agreement") pursuant to which each share of common stock of the Company will be exchanged for not less than 1.0 nor more than 1.2 shares of Mattel common stock, and the Company will be merged with and into Mattel. Subject to the minimum and maximum, the exact number of shares of Mattel common stock to be issued to stockholders of the Company will be determined by dividing $33.00 by an average of the closing prices of Mattel common stock on the New York Stock Exchange in accordance with the procedures
set forth in the Merger Agreement (the "Exchange Ratio").   Each share of Series
A Preferred Stock will be converted into the right to receive a number of shares of Mattel common stock equal to the Exchange Ratio multiplied by twenty (the rate at which each share of Series A Preferred Stock is convertible into shares of common stock of the Company). Each exchangeable non-voting share of the Company's subsidiary, SoftKey Software Products Inc., will become exchangeable for one share of Mattel common stock multiplied by the Exchange Ratio. The transaction is expected to be accounted for using the pooling-of-interests method of accounting. The closing of the transaction is subject to certain conditions, including regulatory and stockholder approvals of each company.

Sofsource Acquisition

On June 2, 1998, the Company acquired control of Sofsource, Inc. ("Sofsource") an educational software company, for a total purchase price of $45,000 which was settled through the issuance of 1,641,138 shares of common stock. This transaction was accounted for using the purchase method of accounting.

Other 1998 Combinations

On May 14, 1998, the Company acquired PF.Magic, Inc. ("PF Magic"), a virtual life entertainment software company, in exchange for the issuance of 521,021 shares of common stock. On December 3, 1998, the Company acquired Palladium Interactive, Inc. ("Palladium"), a genealogy software company, in exchange for the issuance of 788,754 shares of common stock. Each of these transactions was accounted for using the pooling-of-interests method of accounting. The Consolidated Financial Statements for years prior to December 31, 1998 do not include the results and balances of these companies as they were deemed to be immaterial to the Consolidated Financial Statements for those periods.

Conversion of Debt to Common Stock

On May 29, 1998, the Company entered into an agreement to issue 3,434,995 shares of its common stock in exchange for an aggregate principal amount of $96,695 of its 5 1/2% Senior Convertible Notes due 2000, which were then cancelled. The holders have agreed to hold substantially all of the common stock received as a result of the exchange for a period of at least six months from issue date.

Sale of Income Tax Software Business

On July 9, 1998, the Company sold its Canadian income tax software business for approximately $45,000 in cash. The net gain on sale was not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's audited consolidated financial statements previously filed with the Securities and Exchange Commission (the "SEC") in The Company's 1997 Annual Report on Forms 10-K and 10-K/A. The Company filed with the SEC Current
Reports on Form 8-K/A on November 4, 1998 and March 26, 1999 containing supplemental audited consolidated financial statements for the year ended December 31, 1997 (the "1997 Supplemental Financial Statements") to reflect the Company's acquisition of Broderbund Software, Inc. ("Broderbund"), which was accounted for as a pooling-of-interests. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts. Certain of the information contained in this Quarterly Report on Form 10-Q which are not historical facts may include "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from those set forth in such forward-looking statements. Certain risks and uncertainties including, but not limited to, those discussed below in "Factors Affecting Future Operating Results," as well as in the Company's audited consolidated financial statements previously filed with SEC in the Company's 1997 Annual Report on Forms 10-K and 10-K/A and in the 1997 Supplemental Financial Statements, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided pursuant to applicable regulations of the SEC and is not intended to serve as a basis for projections of future events.


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

Business Combinations

Proposed Mattel Merger

On December 13, 1998, the Company entered into a merger agreement with Mattel, Inc. ("Mattel") (the "Merger Agreement") pursuant to which each share of common stock of the Company will be exchanged for not less than 1.0 nor more than 1.2 shares of Mattel common stock, and the Company will be merged with and into Mattel. Subject to the minimum and maximum, the exact number of shares of Mattel common stock to be issued to stockholders of the Company will be determined by dividing $33.00 by an average of the closing prices of Mattel common stock on the New York Stock Exchange in accordance with the procedures
set forth in the Merger Agreement (the "Exchange Ratio").   Each share of Series
A Preferred Stock will be converted into the right to receive a number of shares of Mattel common stock equal to the Exchange Ratio multiplied by twenty (the rate at which each share of Series A Preferred Stock is convertible into shares of common stock of the Company). Each exchangeable non-voting share of the Company's subsidiary, SoftKey Software Products Inc., will become exchangeable for one share of Mattel common stock multiplied by the Exchange Ratio. The transaction is expected to be accounted for using the pooling-of-interests method of accounting. The closing of the transaction is subject to certain conditions, including regulatory and stockholder approvals of each company.

Broderbund

On August 31, 1998, the Company acquired Broderbund, a publisher and developer of consumer software for the home and school market, in exchange for 16,848,753 shares of the Company's common stock pursuant to an agreement and plan of merger dated June 21, 1998 whereby each share of Broderbund common stock was exchanged for 0.80 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method of accounting. The accompanying Consolidated Financial Statements of the Company have been restated to include the results and balances of Broderbund for all periods presented.

Mindscape

On March 5, 1998, the Company acquired control of Mindscape, Inc., a consumer software company, and certain affiliated companies ("Mindscape") for a purchase price of $152,557 payable in cash of $122,557 and the remainder through the
issuance of 1,366,743 shares of common stock.   This transaction was accounted
for using the purchase method of accounting.

Sofsource

On June 2, 1998, the Company acquired control of Sofsource, Inc., an educational software company, for a purchase price of $45,000, which was settled through the issuance of 1,641,138 shares of common stock. This transaction was accounted for using the purchase method of accounting.


Other Business Combinations

On May 14, 1998, the Company acquired P.F. Magic, Inc. ("PF Magic"), a virtual life entertainment software company, in exchange for the issuance of 521,021 shares of common stock. On December 3, 1998, the Company acquired Palladium Interactive, Inc. ("Palladium"), a genealogy and children's software company, in exchange for the issuance of 788,754 shares of common stock. Each of these transactions was accounted for using the pooling-of-interests method of accounting. The Consolidated Financial Statements for years prior to December 31, 1998 do not include the results and balances of these companies as they were deemed to be immaterial to the Consolidated Financial Statements for those periods.


RESULTS OF OPERATIONS

Net Loss. The Company incurred a net loss of $64,912 ($0.93 per share) on revenues of $179,336 in the First Quarter 1998 as compared to a net loss of $117,163 ($1.80 per share) on revenues of $131,196 in the First Quarter 1997. The net loss in the First Quarter 1998 and 1997 is a result of the effect of the amortization, merger and other charges of $97,117 and $133,013, respectively.

Revenues. Revenues by distribution channel for the First Quarter 1998 as compared to the First Quarter 1997 and the respective percentage of revenues are as follows:

                                                               Three Months Ended March 31,
                                         ----------------------------------------------------------------------
                                                1998                %                1997                %
                                         ----------------    ------------      ---------------    -------------
Retail                                           $ 92,486              52%            $ 67,575               52%
OEM                                                 9,713               5%               6,496                5%
School                                             15,423               9%              12,669               10%
Direct response                                    28,357              16%              18,789               14%
International                                      25,756              14%              19,306               15%
On line                                             2,255               1%                  --               --
Tax software and services                           5,346               3%               6,361                4%
                                         ----------------    ------------      ---------------    -------------
                                                 $179,336             100%            $131,196              100%
                                         ================    ============      ===============    =============

Retail sales increased in dollars and as a percentage of total revenue for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 primarily due to growth in the demand for consumer software and the Company's increased market share. Retail revenues also were higher than the prior year due to the acquisition of Mindscape and the launch of several new products which included: Reader Rabbit's Second Grade, Success Builder: Math Library, CyberPatrol, Compton's Reference Suite, and Compton's 3D Atlas. OEM sales increased in dollars for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 primarily due to additional demand from PC manufacturers across the industry. International sales increased in dollars for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 primarily as a result of the higher PC sales in Europe and an extension of a distribution license in Australia. Direct response revenues increased in dollars for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 due to growth in the Company's catalog based sales to end users. School sales increased in dollars for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 as a result of the higher growth in revenues from the acquisitions of Skills Bank Corporation and Learning Services, Inc. in 1997 and due to the increasing demand for software in American schools. Revenues from the Tax Division decreased in dollars and as a percentage of total revenue for the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997 due to greater competition in the Canadian home tax software market and lower Canadian dollar exchange rates. The Canadian income tax software business was sold in July 1998.

Costs and Expenses. The Company's costs and expenses and the respective percentages of revenues for the First Quarter 1998 as compared to the First Quarter 1997 are as follows:

                                                        Three Months ended March 31,
                                      -------------------------------------------------------------
                                           1998              %               1997              %
                                      -------------    ----------      ---------------    ---------
Costs of production                        $ 59,402            33%            $ 39,278           30%
Sales and marketing                          47,938            27%              32,079           24%
Development and
    Software costs                           22,821            13%              20,278           15%
General and
    Administrative                           12,600             7%              12,187            9%
                                      -------------    ----------      ---------------    ---------
                                           $142,761            80%            $103,822           78%
                                      =============    ==========      ===============    =========

Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production as a percentage of revenues increased in the First Quarter 1998 as compared to the First Quarter 1997 from 30% to 33%. The increase in costs of production as a percentage of revenues in First Quarter 1998 from First Quarter 1997 was caused by sale of products from the acquisitions of Mindscape, Broderbund and Creative Wonders that have higher production costs and royalties plus the higher cost of purchasing third-party product that is sold through catalog distribution.

Sales and marketing expenses increased to 27% of revenues in the First Quarter 1998 as compared to 24% of revenues in the First Quarter 1997. The increase relates to higher spending on coupon rebate promotions, retail channel marketing and trade promotion programs.

Development and software costs decreased to 13% of revenues in the First Quarter 1998 as compared to 15% of revenues in the First Quarter 1997 due to the timing of product introduction.

General and administrative expenses decreased to 7% of revenues in the First Quarter 1998 as compared to 9% of revenues in the First Quarter 1997 due to continued efforts to reduce both fixed costs and employee headcount related to the combinations of the Company's acquisitions.

The Company reported merger, amortization and other charges in the First Quarter 1998 and the First Quarter 1997 of $97,117 and $133,013, respectively, resulting primarily from the acquisitions. The charge in the Three Months Ended March 31, 1998 includes $40,000 related to in-process technology write-offs, with the remainder relating to amortization of goodwill, amortization of acquired technology related assets and other expenses. The Staff has recently issued guidance related to the valuation of in-process technology as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has had discussions with the Staff concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and has implemented the methodology. As a result of the application of the valuation methodology the purchase price was allocated to incomplete technology, brands and trade names and complete technology and products. Among the factors considered by the Company to determine the allocation of the purchase price using the methodology were an estimation of the stage of completion of development of each product at the date of acquisition, an estimation of cash flows that would be achieved by any buyer resulting from the expected revenues generated from such projects, a discounting of the net cash flows from the products using an effective industry-based tax rate of 35% (net of any tax benefits from the acquired assets) and a risk adjusted discount rate (which ranged from 20% to 22%) and an estimation of market royalty rates to value the brands and trade names. The in-process development consisted of consumer software products in the games, productivity and education segments. On average the in-process development projects were approximately 55% complete at the time of acquisition. The Company expects to complete the majority of the development projects within the twelve months of the acquisition date and expects to spend approximately $25,000 to complete the development. The Company expects that it will begin to receive the benefits of these in-process development projects during 1998. There were no anticipated material changes from historical pricing, margins or expense levels in the projects under development. In order to complete the development on schedule the Company must continue to retain key development personnel. In the event that these in-process development projects are not completed or replaced with similar projects the Company may experience lower future revenues, operating margins and cash flows. In order to develop the acquired incomplete technology into commercially viable products, the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards.



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $188,956 at December 31, 1997 to $244,768 at March 31, 1998. This increase was attributable to the Company's Canadian subsidiary, SoftKey Software Products Inc. ("SoftKey"), issuing 8,687,500 special warrants in a private placement for proceeds of approximately $134,000 offset by the cash paid for the acquisition of Mindscape of approximately $120,000. Other financing activities generated approximately $5,954 and investing activities used approximately $27,239 offset by cash generated from operations of approximately $61,610.

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

On August 7, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $147,500, of which $40,000 is outstanding at March 31, 1998 and was subsequently repaid. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.

The Company, through its wholly owned subsidiary, The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable on a revolving basis during a five year period ending September 30, 2002 of up to $100,000, as amended. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts. In addition, the Company has a European accounts receivable factoring facility where it can sell up to $25,000 of European accounts receivable on a recourse basis to its banks.

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


FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below, in the audited consolidated financial statements previously filed with the SEC and in the Company's 1997 Annual Report on Forms 10-K and 10-K/A and in the 1997 Supplemental Financial Statements.

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


                                          THE LEARNING COMPANY, INC.


                                          /s/ R. Scott Murray
                                          ------------------------------
                                          R. Scott Murray
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial and accounting
                                          officer)


March 25, 1999