Form 10-Q/A
period 1998-07-04
LEARNING CO INC
filed 1999-03-26
CIK 719612

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

              X
     Yes  ______________                       No ___________



     As of August 3, 1998, there were 65,522,758 outstanding shares of the issuer's common stock, par value $.01 per share.

Restatement of Financial Statements and Changes to Certain Information

The undersigned registrant hereby amends in its entirety Part I of its Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

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

The financial statements included in this Quarterly Report on Form 10-Q/A have also been restated to reflect the acquisition Broderbund Software, Inc. which occurred on August 31, 1998 and which has been accounted for using the pooling-of-interests method of accounting. This Form 10-Q/A contains related financial information and disclosures as of and for the three month and six month periods ended July 4, 1998. See Note 2 to the Condensed Consolidated Financial Statements.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          THE LEARNING COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  June 30,              December 31,
                                                                   1998                      1997
                                                              -------------           --------------
                                                                (unaudited)
                                                              (as restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $221,839                 $188,956
Accounts receivable (less allowances for returns
  of $36,611 and $47,643, respectively)                            112,146                  161,927
Inventories                                                         43,737                   39,382
Other current assets                                                50,626                   35,863
                                                              -------------           --------------
                                                                   428,348                  426,128

Intangible assets, net                                             230,328                  145,848
Other long-term assets                                              61,776                   51,798
                                                              -------------           --------------
                                                                  $720,452                 $623,774
                                                             =============           ==============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities                                               $206,925                 $220,192
                                                             -------------           --------------
LONG-TERM OBLIGATIONS:
Long-term debt                                                     190,955                  294,356
Accrued and deferred income taxes                                   29,747                   75,167
Other long-term obligations                                          5,668                    8,069
                                                              -------------           --------------
                                                                   226,370                  377,592
                                                             -------------           --------------
STOCKHOLDERS' EQUITY                                               287,157                   25,990
                                                             -------------           --------------
                                                                  $720,452                 $623,774
                                                             =============           ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE LEARNING COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                  Three Months Ended                            Six Months Ended
                                                        June 30,                                     June 30,
                                        -------------------------------------        --------------------------------------
                                               1998                 1997                    1998                  1997
                                        ----------------     ----------------        ----------------     -----------------
                                            (as restated)                                (as restated)
REVENUES                                     $   171,983          $   128,599             $   351,319           $   259,795

COSTS AND EXPENSES:
     Costs of production                          62,626               38,687                 122,028                77,965
     Sales and marketing                          60,756               32,981                 108,694                65,060
     General and administrative                   16,936               11,592                  29,536                23,779
     Development and software costs               25,041               20,672                  47,862                40,950
     Amortization, merger and
       other charges                              63,201              121,645                 160,318               254,658
                                        ----------------     ----------------        ----------------     -----------------
                                                 228,560              225,577                 468,438               462,412
                                        ----------------     ----------------        ----------------     -----------------

OPERATING LOSS                                   (56,577)             (96,978)               (117,119)             (202,617)

INTEREST INCOME (EXPENSE), net                     1,579               (3,560)                 (2,791)               (7,557)
                                        ----------------     ----------------        ----------------     -----------------

LOSS BEFORE TAXES                                (54,998)            (100,538)               (119,910)             (210,174)

PROVISION FOR INCOME TAXES:                           --               (2,918)                     --                 4,609
                                        ----------------     ----------------        ----------------     -----------------

NET LOSS                                     $   (54,998)         $   (97,620)            $  (119,910)          $  (214,783)
                                        ================     ================        ================     =================


NET LOSS PER SHARE-Basic and diluted              $(0.72)              $(1.49)                 $(1.65)               $(3.28)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED SHARES OUTSTANDING       75,969,000           65,568,000              72,860,000            65,398,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE LEARNING COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     -----------------------------------
                                                                            1998               1997
                                                                     ----------------   ----------------
                                                                       (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(119,910)         $(214,783)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation, amortization and other                                107,952            249,613
          Provisions for returns and doubtful accounts                         38,398             19,020
          Charge for incomplete technology                                     56,924              9,250
          Provision for income taxes                                             (626)             6,993
     Changes in operating assets and liabilities:
          Accounts receivable                                                 (19,509)            (2,085)
          Accounts payable and accruals                                           660            (13,265)
          Other                                                                (4,250)           (19,691)
                                                                     ----------------   ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      59,639             35,052
                                                                     ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets and other                                      (19,905)            (6,769)
     Businesses acquired, net of cash acquired                               (117,242)           (10,127)
     Acquisition related items                                                (56,469)           (31,245)
                                                                     ----------------   ----------------
NET CASH USED FOR INVESTING ACTIVITIES                                       (193,616)           (48,141)
                                                                     ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases and other long-term                 (993)              (395)
       debt
     Borrowings under line of credit                                            5,000                 --
     Repurchase of Senior Convertible Notes                                    (6,000)           (12,000)
     Proceeds from issuance of common stock                                    30,396              1,867
     Proceeds from the issuance of special warrants, net                      134,346                 --
     Repurchase of common stock                                                    --            (14,574)
     Other                                                                     (2,200)              (474)
                                                                     ----------------   ----------------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                          160,549            (25,576)
                                                                     ----------------   ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (356)              (902)
                                                                     ----------------   ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        26,216            (39,567)

EFFECT OF BRODERBUND'S EXCLUDED RESULTS                                         6,667                 --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                188,956            259,223
                                                                     ----------------   ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 221,839          $ 219,656
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

                           THE LEARNING COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                 (in thousands)
                                  (unaudited)


                                                                            Six Months Ended
                                                                               June 30,
                                                                  --------------------------------
                                                                        1998            1997
                                                                  ---------------  ---------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
     Common stock issued to acquire Mindscape                             $30,000           $   --
     Common stock issued to acquire Sofsource                              45,000               --
     Common stock issued to settle earn-out agreements                      5,573               --
     Common stock issued in exchange for Senior Notes                      96,695               --
     Common stock issued to settle note payable to related party               --            3,053
     Common stock issued to acquire Living Books                               --            7,321


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE LEARNING COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                  (unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. ("TLC" or the "Company") for the three and six months ended June 30, 1998 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements previously filed with the Securities and Exchange Commission (the "SEC") in the Company's 1997 Annual Report on Forms 10-K and 10-K/A. The Company filed with the SEC on November 4, 1998 a Current Report on Form 8-K/A containing supplemental audited consolidated financial statements for the year ended December 31, 1997 to reflect the Company's acquisition of Broderbund Software, Inc. ("Broderbund"), which was accounted for as a pooling-of-interests. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

The accompanying condensed consolidated financial statements as of June 30, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the March 1998 acquisition of Mindscape, Inc. and certain affiliated companies ("Mindscape", see Note 2). After discussions with the staff of the SEC (the "Staff"), the Company has revised the original accounting for the purchase price allocation and the related amortization of intangibles. The Company has restated its previously issued results to reflect the discussions with the Staff and to apply the appropriate guidance and policy as discussed in Note 2 to the Condensed Consolidated Financial Statements. This has resulted in a reduction in the amount of the charge for in-process technology from $103,000 to $40,000 and an increase in the amounts allocated to completed technology and products from $13,000 to $22,000; to brands and trademarks from $30,000 to $38,000 and to goodwill from $9,854 to $55,854. Amortization, merger and other charges has decreased for the Six
Months Ended June 30, 1998 from $214,883 to $160,318, and corresponding changes for the same amounts have been made to the balance of intangible assets and stockholders' equity. The restatement does not affect previously reported net cash flows for the periods or for future periods.

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

The table below details the previously separate results of the Company and Broderbund and the effect of the restatement as discussed above for the Three and Six Months Ended June 30, 1998.


                                                           Three Months Ended June 30, 1998
                                 ---------------------------------------------------------------------------------
                                      The Learning
                                        Company            Broderbund            Combined             Restated
                                 ---------------------------------------------------------------------------------
Revenues                               $129,251            $ 42,731              $171,983            $171,983
Operating loss                          (22,636)            (30,856)              (53,942)            (56,577)
Loss before income taxes                (24,741)            (27,172)              (51,913)            (54,998)
Net loss                                (24,741)            (27,172)              (51,913)            (54,998)
Net loss per share                     $   (.42)                                 $   (.68)           $   (.72)




                                                            Six Months Ended June 30, 1998
                                 ---------------------------------------------------------------------------------
                                      The Learning
                                        Company            Broderbund            Combined             Restated
                                 ---------------------------------------------------------------------------------
Revenues                               $ 242,853            $108,466             $ 351,319           $ 351,319
Operating loss                          (146,530)            (29,464)             (175,994)           (117,119)
Loss before income taxes                (154,149)            (24,636)             (178,785)           (119,910)
Net loss                                (154,149)            (24,636)             (178,785)           (119,910)
Net loss per share                     $   (2.74)                                $   (2.45)          $   (1.65)



The second quarter reporting period for 1998 ended on July 4, 1998, and the second quarter reporting period for 1997 ended on July 6, 1997. The periods from April 5, 1998 to July 4, 1998 and from April 6, 1997 to July 6, 1997 are referred to as the "Second Quarter 1998" and the "Second Quarter 1997" or the "Three Months Ended June 30, 1998" and the "Three Months Ended June 30, 1997", respectively. The periods from January 4, 1998 to July 4, 1998 and from January 7, 1997 to July 6, 1997 are referred to as the "Six Months Ended
June 30, 1998" and the "Six Months Ended June 30, 1997," respectively, throughout these financial statements and Form 10-Q/A.

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


2.  BUSINESS COMBINATIONS

Broderbund
----------

On August 31, 1998, the Company acquired all of the issued and outstanding common stock of Broderbund in exchange for 16,848,753 shares of common stock of the Company pursuant to an agreement and plan of merger dated June 21, 1998 whereby each share of common stock of Broderbund was exchanged for 0.80 shares of the Company's common stock. This acquisition has been accounted for using the pooling-of-interests method of accounting. The balances as at December 31, 1997 and the results for the Three and Six Months Ended June 30, 1998 and 1997 have been restated to include the balances and results of Broderbund. The balance sheet of the Company as at December 31, 1997 has been combined with the balance sheet of Broderbund as at November 30, 1997. Retained earnings have been charged with the net income of $682 for the omitted period of December 31, 1997. Revenues, operating expenses and operating income for the excluded month of December 1997 were $28,712, $27,974 and $738, respectively. The financial results for the Six Months Ended June 30, 1997 include the results of the previously separate businesses as described below. Revenues and net loss from the Company and Broderbund for the Six Months Ended June 30, 1998 are described above in Note 1.



     Six Months Ended                The Learning                                                           Combined
       June 30, 1997                    Company              Broderbund            Adjustments              Restated
---------------------------     --------------------      -----------------      -----------------      -----------------
Revenues                                   $ 176,186                $83,609                $    --              $ 259,795
Operating loss                              (199,857)                (7,260)                 4,500               (202,617)
Net loss                                    (209,873)                (3,451)                (1,459)              (214,783)
Net loss per share                         $   (4.30)               $ (0.21)               $    --              $   (3.28)

In order to conform the application of generally accepted accounting principles between the two separate entities, an adjustment to increase the valuation allowance for income tax assets of $5,959 was recorded in the Six Months Ended June 30, 1997. The adjustment increases the valuation allowance for uncertainty of recoverability of income tax assets of Broderbund as it was determined that it was more likely than not that some or all of the assets would not be realized under the combined entity. There were no intercompany transactions between the two companies other than a termination fee of $18,000 paid by The Learning Company, a corporation that the Company acquired in 1995 (the "Former Learning Company"), to Broderbund in December 1995 related to the proposed merger between the two companies that was terminated. This amount was recorded as other income by Broderbund and was included in the determination of the purchase price of the Former Learning Company by the Company. Accordingly, the merger termination fee was eliminated from the Broderbund net income for the year ended August 31, 1996 and the purchase price of the Former Learning Company was reduced, resulting in a reduction in amortization of goodwill in the Six Months Ended June 30, 1997 of $4,500.


Mindscape
---------

On March 5, 1998, the Company acquired control of Mindscape, Inc., a consumer software company, and certain affiliated companies ("Mindscape") for a total purchase price of $152,557 payable in cash of $122,557 and the remainder through the issuance of 1,366,743 shares of common stock. This acquisition was accounted for using the purchase method of accounting.

Summarized pro forma combined results of operations for the Six Months Ended June 30, 1998 and 1997 are shown as if the transaction had occurred at the beginning of the period presented. Pro forma adjustments relate primarily to amortization of goodwill and complete technology. These pro forma combined results of operations include the historical results of Mindscape and do not reflect any reductions in operating costs derived from consolidation of functional departments. In addition, the pro forma combined operating loss includes pro forma amortization of acquired intangible assets resulting from the acquisition of Mindscape for the Six Months Ended June 30, 1998 and 1997 of $3,450 and $10,350 respectively.


                                             Mindscape
  Six Months Ended      The Learning     Including Pro Forma     Pro Forma
    June 30, 1998       Company, Inc.        Adjustments         Combined
---------------------- ------------------ -------------------  --------------
Revenues                 $ 351,319           $  9,090             $ 360,409
Operating loss            (117,119)           (46,824)             (163,943)
Net loss                  (119,910)           (47,884)             (167,794)
Net loss per share       $   (1.65)                               $   (2.07)

                                                    Mindscape
   Six Months Ended        The Learning         Including Pro Forma        Pro Forma
     June 30, 1997         Company, Inc.            Adjustments            Combined
----------------------  ---------------------- ------------------------ -----------------
Revenues                        $ 259,795            $ 33,311               $ 293,106
Operating loss                   (202,617)            (36,430)               (239,047)
Net loss                         (214,783)            (34,430)               (251,213)
Net loss per share              $   (3.28)                                  $   (3.37)

Sofsource, Inc.
---------------

On June 2, 1998, the Company acquired control of Sofsource, Inc. ("Sofsource"), an educational software publisher, for a total purchase price of $45,000 through the issuance of 1,641,138 shares of common stock. This acquisition was accounted for using the purchase method of accounting. Pro forma results for Sofsource were not material.


The purchase price for the 1998 acquisitions accounted for using the purchase method of accounting was allocated as follows:

                                                 Mindscape         Sofsource          Total
                                             -----------------  -----------------  -----------
Purchase price                                  $152,557            $45,000           $197,557
Plus: fair value of net liabilities assumed        3,297              2,287              5,584
                                             -------------------------------------------------
Excess to allocate                               155,854             47,287            203,141
                                             -------------------------------------------------
Less: excess allocated to
   Incomplete technology                          40,000             14,924             54,924
   Completed technology and products              22,000                 --             22,000
   Brands and trade names                         38,000              3,322             41,322
                                             -------------------------------------------------
                                                 100,000             18,246            118,246
                                             -------------------------------------------------
Goodwill                                        $ 55,854            $29,041           $ 84,895
                                             -------------------------------------------------


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

PF. Magic, Inc.
---------------

On April 30, 1998, the Company acquired PF.Magic, Inc. ("PF.Magic"), a virtual life software company, in exchange for the issuance of 521,021 shares of common stock. This transaction was accounted for using the pooling-of-interests method of accounting. The consolidated financial statements of the Company for the periods prior to consummation do not include the results and balances of PF.Magic as it was deemed to be immaterial to the consolidated financial statements.


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


4.  BORROWINGS

On August 7, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $147,500, of which $40,000 is outstanding at June 30, 1998 and was subsequently repaid. Borrowings under the line are due July 1, 2000 and bears interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.


5.  COMPREHENSIVE LOSS

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The Company's comprehensive loss was as follows:

                                      Three Months Ended June 30,     Six Months Ended June 30,
                                   ------------------------------- ------------------------------
                                         1998            1997            1998          1997
                                   --------------- --------------- --------------  --------------
Net loss                               $(54,998)      $ (97,620)      $(119,910)     $(214,783)
Other comprehensive loss                 (3,457)         (2,520)         (6,217)        (3,968)
                                       --------       ---------       ---------      ---------
     Total comprehensive loss          $(58,455)      $(100,140)      $(126,127)     $(218,751)
                                       ========       =========       =========      =========

Other comprehensive loss includes losses on foreign currency translation.


6.  INVENTORIES

Inventories are stated at the lower of weighted average cost or net realizable value and include third-party assembly costs, CD-ROM discs, manuals and an allocation of fixed overhead.

                        June 30,      December 31,
                          1998            1997
                    ---------------  ---------------
Components               $ 2,031         $ 8,333
Finished goods            41,706          31,049
                    ---------------  ---------------
                         $43,737         $39,382
                    ---------------  ---------------

7.    COMPUTATION OF EARNINGS PER SHARE

For the year ended December 31, 1997, the Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalents consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not included common stock equivalents for the Three and Six Months Ended June 30, 1998 and 1997 as their inclusion would be antidilutive. Dilutive elements would include the 750,000 shares of Series A Preferred Stock (which is ultimately convertible into 15,000,000 shares of common stock) issued on December 5, 1997, 8,687,500 special warrants to acquire Exchangeable Shares and employee stock options totaling 15,067,000 and 13,214,000 at June 30, 1998 and 1997,
respectively.


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


     Sale of Canadian Income Tax Software Business

On July 9, 1998, the Company sold its Canadian income tax software for approximately $45 million in cash. The net gain on sale was not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's audited consolidated financial statements previously filed with the Securities and Exchange Commission (the "SEC") in the Company's 1997 Annual Report on Forms 10-K and 10-K/A. The Company filed with the SEC Current Reports on Form 8-K/A on November 4, 1998 and March 26, 1999 containing supplemental audited consolidated financial statements for the year ended December 31, 1997 (the "1997 Supplemental Financial Statements") to reflect its acquisition of Broderbund Software, Inc. ("Broderbund"), which was accounted for as a pooling-of-interests. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts. Certain of the information contained in this Quarterly Report on Form 10-Q/A which are not historical facts may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from those set forth in such forward-looking statements. Certain risks and uncertainties including, but not limited to, those discussed below in "Factors Affecting Future Operating Results," as well as in the Company's audited consolidated financial statements previously filed with the SEC in the Company's 1997 Annual Report on Forms 10-K and 10-K/A and in the 1997 Supplemental Financial Statements, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided pursuant to applicable regulations of the SEC and is not intended to serve as a basis for projections of future events.

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


  Broderbund

On August 31, 1998, the Company acquired Broderbund , a publisher and developer of consumer software for the home and school market, in exchange for 16,848,753 shares of the Company's common stock pursuant to an agreement and plan of merger dated June 21, 1998 whereby each share of Broderbund common stock was exchanged for 0.80 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method of accounting. The accompanying Consolidated Financial Statements of the Company have been restated to include the results and balances of Broderbund for all periods presented.


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


RESULTS OF OPERATIONS

Net Loss. The Company incurred a net loss of $54,998 ($0.72 per share) and $119,910 ($1.65 per share) on revenues of $171,983 and $351,319 in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to a net loss of $97,620 ($1.49 per share) and $214,783 ($3.28 per share) on revenues of $128,599 and $259,795 in the Second Quarter 1997 and the Six Months Ended June 30, 1997. The net loss in the Second Quarter 1998, the Six Months Ended June 30, 1998, the Second Quarter 1997, and the Six Months Ended June 30, 1997 is a result of the effect of the amortization, merger and other charges of $63,201, $160,318, $121,645, $254,658, respectively.

Revenues. Revenues by distribution channel for the Second Quarter 1998 as compared to the Second Quarter 1997 and the Six Months Ended June 30, 1998 as compared to the Six Months Ended June 30, 1997 are as follows:

                                  Three Months Ended June 30,              Six Months Ended June 30,
                           --------------------------------------  ---------------------------------------
                               1998       %        1997       %        1998       %        1997       %
                            --------- --------- --------- --------- --------- --------- --------- ---------
Retail                       $ 79,285       46%  $ 60,340       47%  $171,771       49%   127,913       49%
OEM                             9,904        6%     7,794        6%    19,617        6%    14,290        6%
School                         21,776       13%    17,187       13%    37,199       11%    29,856       11%
Direct response                28,558       17%    18,250       14%    56,915       16%    37,039       14%
On-line                         2,140        1%        --       --%     4,395        1%        --       --%
International                  26,922       15%    21,509       17%    52,678       15%    40,814       16%
Tax software and
 services                       3,398        2%     3,519        3%     8,744        2%     9,883        4%
                            --------- --------- --------- --------- --------- --------- --------- ---------
                             $171,983      100%  $128,599      100%  $351,319      100%  $259,795      100%
                            ========= ========= ========= ========= ========= ========= ========= =========


Sales increased in dollars and as a percentage of total revenue for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 primarily due to growth in the demand for consumer software. Retail revenues also were higher than the prior year due to the acquisitions of Mindscape and Sofsource and the launch of several new and upgraded products, which included: Reader Rabbit's Toddler, Reader Rabbit's Preschool, Reader Rabbit's Kindergarten, The ClueFinders' 4th Grade Adventures, The Princeton Review products: Bob Vila's Home Design, Elmo's Reading: Preschool and Kindergarten, Elmo's Preschool, and Madeline Thinking Games. OEM sales increased in dollars for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 primarily due to additional demand from PC manufacturers across the industry. International sales increased in dollars for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 primarily as a result of the higher PC sales in Europe and revenues from the acquisition of Mindscape. Direct response revenues increased in dollars for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 due to growth in the Company's catalog based sales to end users and due to revenues from Mindscape. School sales increased in dollars for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 due to the increasing demand for software in American schools. Revenues from the Tax Division decreased in dollars and as a percentage of total revenue for the Three and Six Months Ended June 30, 1998 as compared to the Three and Six Months Ended June 30, 1997 due to greater competition in the Canadian home tax software market and lower Canadian dollar exchange rates. The tax software business was sold on July 9, 1998 for approximately $45,000 in cash.

Costs and Expenses. The Company's costs and expenses and the respective percentages of revenues for the Second Quarter 1998 as compared to the Second Quarter 1997 and the Six Months Ended June 30, 1998 as compared to the Six Months Ended June 30, 1997 are as follows:

                                 Three Months ended June 30,                              Six Months Ended June 30,
                   ------------------------------------------------------    ---------------------------------------------------
                         1998           %            1997            %          1998            %           1997           %
                   -------------- ----------   --------------  ----------     --------  -----------   --------------  ---------
Costs of production      $ 62,626         36%        $ 38,687          30%    $122,028          35%        $ 77,965         30%
Sales and marketing        60,756         35%          32,981          26%     108,694          31%          65,060         25%
Development and
 software costs            25,041         15%          20,672          16%      47,862          14%          40,950         16%
General and
administrative             16,936         10%          11,592           9%      29,536           8%          23,779          9%
                   -------------- ----------   --------------  ----------     --------  -----------   --------------  ---------
                         $165,359         96%        $103,932          81%    $308,120          88%        $207,754         80%
                   ============== ==========   ==============  ==========     ========  ===========   ==============  =========


Costs of production includes the cost of manuals, packaging, diskettes, duplication, assembly and fulfillment charges. In addition, costs of production includes royalties paid to third-party developers and inventory obsolescence reserves. Costs of production as a percentage of revenues increased in the Second

Quarter 1998 and the Six Months Ended June 30, 1998 as compared to the Second Quarter 1997 and the Six Months Ended June 30, 1997 from 30% and 30% to 36% and 35%, respectively. The change in costs of production as a percentage of revenues in Second Quarter 1998 and the Six Months Ended June 30, 1998 from Second Quarter 1997 and the Six Months Ended June 30, 1997 was caused by sale of products from the acquisitions of Mindscape, Sofsource, and Creative Wonders that have higher production costs and royalty rates.

Sales and marketing expenses increased to 35% and 31% of revenues in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to 26% and 25% of revenues the Second Quarter 1997 and the Six Months Ended June 30, 1997. The increase relates to higher spending on coupon rebate promotions, retail channel marketing and trade promotion programs.

Development and software costs decreased to 15% and 14% of revenues in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to 16% of revenues in the Second Quarter 1997 and the Six Months Ended June 30, 1997 due to the timing of product introduction and the ability of the Company to leverage its development costs across broader distribution channels.

General and administrative expenses decreased to 10% and 8% of revenues in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to 9% of revenues in the Second Quarter 1997 and the Six Months Ended June 30, 1997 due to continued efforts to reduce both fixed costs and employee headcount related to the combinations of the Company's acquisitions. In terms of absolute dollars general and administrative expenses increased in the Second Quarter 1998 and the Six Months Ended June 30, 1998 as compared to the Second Quarter 1997 and the Six Months Ended June 30, 1997 due to the costs from the Mindscape and Sofsource operations.

The Company reported merger, amortization and other charges in the Second Quarter 1998 and the Six Months Ended June 30, 1998 and the Second Quarter 1997 and the Six Months Ended June 30, 1997 of $63,201, $121,645, $160,318, and
$254,658, resulting primarily from the acquisitions.   The charges in the Three
and Six Months Ended June 30, 1998 include $16,924 and $56,924, related to incomplete technology write-offs, with the remainder relating to amortization of goodwill, amortization of acquired technology related assets and other expenses. The Staff has recently issued guidance related to the valuation of in-process technology as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has had discussions with the Staff concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and has implemented the methodology. As a result of the application of the valuation methodology the purchase price was allocated to incomplete technology, brands and trade names and complete technology and products. Among the factors considered by the Company to determine the allocation of the purchase price using the methodology were an estimation of the stage of completion of development of each product at the date of acquisition, an estimation of cash flows that would be achieved by any buyer resulting from the expected revenues generated from such projects, a discounting of the net cash flows from the products using an effective industry-based tax rate of 35% (net of any tax benefits from the acquired assets) and a risk adjusted discount rate (which ranged from 20% to 22%) and an estimation of market royalty rates to value the brands and trade names. The in-process development consisted of consumer software products in the games, productivity and education segments.
On average the in-process development projects were approximately 55% complete at the time of acquisition. The Company expects to complete the majority of the development projects within the twelve months of the acquisition date and expects to spend approximately $25,000 to complete the development. The Company expects that it will begin to receive the benefits of these in-process development projects during 1998. There were no anticipated material changes from historical pricing, margins or expense levels in the projects under development. In order to complete the development on schedule the Company must continue to retain key development personnel. In the event that these in-process development projects are not completed or replaced with similar projects the Company may experience lower future revenues, operating margins and cash flows. In order to develop the acquired incomplete technology into commercially viable products, the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $188,956 at December 31, 1997 to $221,839 at June 30, 1998. This increase was attributable to the Company's Canadian subsidiary, SoftKey Software Products Inc. ("SoftKey"), issuing 8,687,500 special warrants in a private placement for proceeds of approximately $134,000 offset by the cash paid for the acquisition of Mindscape of approximately $120,000. Other financing activities generated a further $26,203 and investing activities used a further $73,616 offset by cash generated from operations of $59,639.

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

On August 7, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $147,500, of which $40,000 is outstanding at June 30, 1998 and was subsequently repaid. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.

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


FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below, in the Company's 1997 Annual Report on Form 10-K and 10-K/A and in the 1997 Supplemental Financial Statements.

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