Form 10-Q/A
period 1998-10-03
LEARNING CO INC
filed 1999-03-26
CIK 719612

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A


    AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 3, 1998


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

       Yes     X                                            No
            --------                                           --------

     As of November 2, 1998, there were 85,556,631 outstanding shares of the issuer's common stock, par value $.01 per share.

Restatement of Financial Statements and Changes to Certain Information

The undersigned registrant hereby amends in its entirety Part I of its Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1998.

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          THE LEARNING COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                September 30,                  December 31,
                                                                     1998                          1997
                                                            -------------------           --------------------
                                                                (unaudited)
                                                               (as restated)
ASSETS

CURRENT ASSETS:
Cash and short-term investments                                     $234,796                       $188,956
Accounts receivable (less allowances for returns
  of $46,637 and $47,643, respectively)                              117,247                        161,927
Inventories                                                           44,507                         39,382
Other current assets                                                  51,941                         35,863
                                                            -------------------           --------------------
                                                                     448,491                        426,128
Intangible assets, net                                               234,753                        145,848
Other long-term assets                                                63,711                         51,798
                                                            -------------------           --------------------
                                                                    $746,955                       $623,774
                                                            ===================           ====================
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities                                                 $252,997                       $220,192
                                                            -------------------           --------------------
LONG-TERM OBLIGATIONS:
Long-term debt                                                       190,955                        294,356
Accrued and deferred income taxes                                     70,586                         75,167
Other long-term obligations                                            4,134                          8,069
                                                            -------------------           --------------------
                                                                     265,675                        377,592
                                                            -------------------           --------------------
STOCKHOLDERS' EQUITY                                                 228,283                         25,990
                                                            -------------------           --------------------
                                                                    $746,955                       $623,774
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

                          THE LEARNING COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                Three Months Ended                      Nine Months Ended
                                                                  September 30,                            September 30,
                                                     -------------------------------------   --------------------------------------
                                                            1998               1997                1998                 1997
                                                     ----------------   ----------------     ----------------   -----------------
                                                       (as restated)                           (as restated)

REVENUES                                                $   212,723        $   141,737          $   564,042         $   401,532

COSTS AND EXPENSES:
     Costs of production                                     63,011             40,326              185,039             118,291
     Sales and marketing                                     54,529             38,746              163,223             103,806
     General and administrative                              14,132             10,755               43,668              34,534
     Development and software costs                          24,947             25,041               72,809              65,991
     Amortization, merger and other charges                  67,186            148,400              227,503             403,058
                                                     ----------------   ----------------     ----------------   -----------------
                                                            223,805            263,268              692,242             725,680
                                                     ----------------   ----------------     ----------------   -----------------

OPERATING LOSS                                              (11,082)          (121,531)            (128,200)           (324,148)

INTEREST EXPENSE AND OTHER, net                              (1,215)            (4,798)              (4,006)            (12,355)
                                                     ----------------   ----------------     ----------------   -----------------

LOSS BEFORE TAXES                                           (12,297)          (126,329)            (132,206)           (336,503)

PROVISION FOR INCOME TAXES                                   12,442            (13,167)              12,442              (8,558)
                                                     ----------------   ----------------     ----------------   -----------------

NET LOSS                                                $   (24,739)       $  (113,162)         $  (144,648)        $  (327,945)
                                                     ================   ================     ================   =================


NET LOSS PER SHARE -- basic and diluted                      $(0.28)            $(1.72)              $(1.84)             $(5.00)

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED SHARES OUTSTANDING                  89,457,000         65,895,000           78,534,000          65,561,000



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE LEARNING COMPANY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH
                       FLOWS (in thousands) (unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                             ------------------------------------------
                                                                                    1998                      1997
                                                                             -----------------          ---------------
                                                                               (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(144,648)               $(327,945)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation, amortization and other                                       177,834                  386,538
          Provisions for returns and doubtful accounts                                76,484                   52,819
          Charge for incomplete technology                                            56,924                   29,297
     Changes in operating assets and liabilities:
          Accounts receivable                                                        (25,395)                 (22,959)
          Accounts payable and accruals                                              (40,510)                  (1,905)
          Other                                                                      (20,585)                 (53,056)
                                                                             -----------------          ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             80,104                   62,789
                                                                             -----------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets and other                                             (26,694)                 (13,171)
     Businesses acquired, net of cash acquired                                       (99,135)                 (89,486)
     Acquisition related items                                                       (66,195)                    (604)
                                                                             -----------------          ---------------
NET CASH USED FOR INVESTING ACTIVITIES                                              (192,024)                (103,261)
                                                                             -----------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under capital leases                                          (1,171)                    (515)
     Borrowings under line of credit                                                  (2,300)                  10,000
     Repurchase of Senior Convertible Notes                                           (6,000)                 (28,000)
     Proceeds from issuance of common stock                                           35,189                    7,403
     Proceeds from the issuance of special warrants, net                             134,346                       --
     Other                                                                            (3,578)                 (15,105)
                                                                             -----------------          ---------------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                 156,486                  (26,217)
                                                                             -----------------          ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  201                   (1,846)
                                                                             -----------------          ---------------
EFFECT OF BRODERBUND EXCLUDED PERIOD                                                   1,073                       --
                                                                             -----------------          ---------------
NET CHANGE IN CASH AND SHORT-TERM INVESTMENTS                                         45,840                  (68,535)

CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD
                                                                                     188,956                  259,223
                                                                             -----------------          ---------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                     $ 234,796                $ 190,688
                                                                             =================          ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          THE LEARNING COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                (in thousands)
                                  (unaudited)


                                                                                          Nine Months Ended
                                                                                             September 30,
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

                          THE LEARNING COMPANY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)
                                  (unaudited)


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of The Learning Company, Inc. ("TLC" or the "Company") for the Three Months and Nine Months Ended September 30, 1998 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements previously filed with the Securities and Exchange Commission (the "SEC") in the Company's 1997 Annual Report on Forms 10-K and 10-K/A. The Company filed with the SEC on November 4, 1998 a Current Report on Form 8-K/A containing supplemental audited consolidated financial statements for the year ended December 31, 1997 to reflect its acquisition of Broderbund Software, Inc. ("Broderbund"), which was accounted for as a pooling-of-interests. The results of operations for the Three Months and Nine Months Ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

The accompanying condensed consolidated financial statements as of September 30, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the March 1998 acquisition of Mindscape, Inc. and certain affiliated companies ("Mindscape", see Note 2). After discussions with the staff of the SEC (the "Staff"), the Company has revised the original accounting for the purchase price allocation and the related amortization of intangibles. The Company has restated its previously issued results to reflect the discussions with the Staff and to apply the appropriate guidance and policy as discussed in Note 2 to the Condensed Consolidated Financial Statements. This has resulted in a reduction in the amount of the charge for in-process technology from $103,000 to $40,000 and an increase in the amounts allocated to completed technology and products from $13,000 to $22,000; to brands and trademarks from $30,000 to $38,000 and to goodwill from $9,854 to $55,854. Amortization, merger and other charges has decreased for the Nine Months Ended September 30, 1998 from $282,852 to $227,503, and corresponding changes for the same amounts have been made to the balance of intangible assets and stockholders' equity. The restatement does not affect previously reported net cash flows for the periods or for future periods.

On August 31, 1998, the Company acquired Broderbund, a developer and publisher of consumer software for the home and school. This transaction was accounted for using the pooling-of-interests method of accounting. The accompanying financial statements have been restated to include the results and balances of Broderbund for all periods presented.

The table below details the previously reported results of the Company and the effect of the restatement as discussed above.

                                         Three Months Ended                       Nine Months Ended
                                        September, 30, 1998                      September, 30, 1998
                                     ---------------------------------------------------------------------
                                       Previously         Restated            Previously        Restated
                                       reported                               reported

Revenues                                $ 212,723         $ 212,723            $ 564,042         $  564,042
Operating loss                             (7,555)          (11,082)            (183,549)          (128,200)
Loss before income taxes                   (8,770)          (12,297)            (187,555)          (132,206)
Net loss                                  (21,212)          (24,739)            (199,997)          (144,648)
Net loss per share                      $    (.24)        $    (.28)           $   (2.55)        $    (1.84)

The third quarter reporting period for 1998 ended on October 3, 1998 and the third quarter reporting period for 1997 ended on October 4, 1997. The periods from July 5, 1998 to October 3, 1998 and from July 7, 1997 to October 4, 1997 are referred to as the "Third Quarter 1998" and the "Third Quarter 1997" or the "Three Months Ended September 30, 1998" and the "Three Months Ended September 30, 1997," respectively. The periods from January 4, 1998 to October 3, 1998 and from January 7, 1997 to October 4, 1997 are referred to as the "Nine Months Ended September 30, 1998" and the "Nine Months Ended September 30, 1997," respectively, throughout these financial statements and Form 10-Q/A.

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

Results of the previously separate entities for the Nine Months Ended September 30, 1997 were as follows:


       Nine Months Ended                                                                         Combined
      September 30, 1997                     TLC            Broderbund         Adjustments        Restated
-------------------------------       -----------------------------------------------------------------------------

Revenues                                 $ 272,237          $ 129,295            $    --           $  401,532
Operating loss                            (291,815)           (39,083)             6,750             (324,148)
Net loss                                  (307,678)           (22,377)             2,110             (327,945)
Net loss per share -- basic and          $   (6.28)         $   (1.35)                             $    (5.00)
 diluted



In order to conform the application of generally accepted accounting principles between the two separate entities, an adjustment to increase the valuation allowance for income tax assets of $3,601 and $4,640 was recorded in each of the Nine Month Periods Ended September 30, 1998 and 1997, respectively. The adjustments increase the valuation allowance for uncertainty of recoverability of income tax assets of Broderbund as it was determined that it was more likely than not that some or all of the assets would not be realized under the combined entity. There were no intercompany transactions between the two companies other than a termination fee of $18,000 paid by The Learning Company, a corporation that the Company acquired in 1995 (the "Former Learning Company"), to Broderbund in December 1995 related to the proposed merger between the two companies that was terminated. This amount was recorded as other income by Broderbund and was included in the determination of the purchase price of the Former Learning Company by the Company. Accordingly, the merger termination fee was eliminated from the Broderbund net income for the year ended August 31, 1996 and the purchase price of the Former Learning Company was reduced, resulting in a reduction in amortization of goodwill in the Nine Months Ended September 30, 1997 of $6,750.

Mindscape
---------

On March 5, 1998, the Company acquired control of Mindscape, Inc., a consumer software company, and certain affiliated companies ("Mindscape") for a total purchase price of $152,557 paid in cash of $122,557 and the remainder through
the issuance of 1,366,743 shares of common stock of the Company.   The
transaction was accounted for using the purchase method of accounting.

Summarized pro forma combined results of operations for the Nine Months Ended September 30, 1998 and 1997 are shown as if the transaction had occurred at the beginning of the period presented. Pro forma adjustments relate primarily to amortization of goodwill and complete technology. These pro forma combined results of operations include the historical results of Mindscape and do not reflect any reductions in operating costs derived from consolidation of functional departments. In addition, the pro forma combined operating loss includes pro forma amortization of acquired intangible assets resulting from the acquisition of Mindscape for the Nine Months Ended September 30, 1998 and 1997 of $3,450 and $15,525, respectively.

                                                                      Mindscape
  Nine Months Ended                 The Learning                 Including Pro Forma                Pro Forma
 September 30, 1998                Company, Inc.                     Adjustments                     Combined
----------------------     ---------------------------       -------------------------     -------------------------
Revenues                                $ 564,042                        $  9,090                    $  573,132
Operating loss                           (128,200)                        (46,824)                     (175,024)
Net loss                                 (144,648)                        (47,884)                     (192,532)
Net loss per share                      $  ( 1.84)                                                   $    (2.29)

                                                                      Mindscape
  Nine Months Ended               The Learning                  Including Pro Forma                Pro Forma
 September 30, 1997               Company, Inc.                     Adjustments                     Combined
----------------------     ---------------------------       -------------------------     -------------------------
Revenues                              $ 401,532                        $ 71,621                     $ 473,153
Operating loss                         (324,148)                        (42,075)                     (366,223)
Net loss                               (327,945)                        (42,075)                     (370,020)
Net loss per share                    $   (5.00)                                                    $   (4.95)

Sofsource, Inc.
---------------

On June 2, 1998, the Company acquired control of Sofsource, Inc. an educational software company, for a total purchase price of $45,000, which was settled through the issuance of 1,641,138 shares of common stock. Pro forma results for Sofsource were not material. This acquisition was accounted for using the purchase method of accounting.

The purchase price for the 1998 acquisitions accounted for using the purchase method of accounting was allocated as follows:

                                                    Mindscape          Sofsource            Total
                                                -----------------  -----------------  -----------------
Purchase price                                         $152,557            $45,000           $197,557
Plus: fair value of net liabilities assumed               3,297              2,287              5,584
                                              ---------------------------------------------------------
Excess to allocate                                      155,854             47,287            203,141
                                              ---------------------------------------------------------
Less: excess allocated to
   Incomplete technology                                 40,000             14,924             54,924
   Completed technology and products                     22,000                 --             22,000
   Brands and trade names                                38,000              3,322             41,322
                                              ---------------------------------------------------------
                                                        100,000             18,246            118,246
                                              ---------------------------------------------------------
Goodwill                                               $ 55,854            $29,041           $ 84,895
                                              ---------------------------------------------------------

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

4.  BORROWINGS

On August 7, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $147,500, of which $40,000 is outstanding at September 30, 1998, which was subsequently repaid. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.

5.  COMPREHENSIVE LOSS

Effective January 4, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The Company's comprehensive loss was as follows:

                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                   ------------------------------------  -----------------------------------
                                         1998               1997               1998               1997
                                   -----------------  -----------------  -----------------  ----------------
Net loss                                 $(24,739)         $(113,162)         $(144,648)        $(327,945)
Other comprehensive loss                     (592)            (1,978)            (6,236)           (5,099)
                                   -----------------  -----------------  -----------------  ----------------
     Total comprehensive loss            $(25,331)         $(115,140)         $(150,884)        $(333,044)
                                   =================  =================  =================  ================

Other comprehensive loss includes losses on foreign currency translation and the unrealized gain (loss) on investment securities held for resale.

6.  INVENTORIES

Inventories are stated at the lower of weighted average cost or net realizable value and include third-party assembly costs, CD-ROM discs, manuals and an allocation of fixed overhead.

                                    September 30,       December 31,
                                         1998               1997
                                   ----------------  -------------------
Components                              $ 1,802              $ 8,333
Finished goods                           42,705               31,049
                                        -------              -------
                                        $44,507              $39,382
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

9.  AMORTIZATION, MERGER AND OTHER CHARGES

During the Third Quarter 1998, the Company announced a restructuring plan related to the merger with Broderbund. A total of $67,186 was charged in the Third Quarter 1998 as amortization, merger and other charges. Included in the charge are termination benefits of $17,962 related to the termination of approximately 600 employees at Broderbund and the Company in areas of administration, development, manufacturing, sales and marketing. The charge also includes facility closure costs of $22,050, professional fees and other transaction costs of $10,128, amortization of intangible assets of $7,776 and discontinued product costs of $9,270. The amortization, merger and other charges for the Nine Months Ended September 30, 1998 includes a charge for incomplete technology related primarily to the acquisitions of Mindscape and Sofsource totaling $56,924.

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

11.  SUBSEQUENT EVENT

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's audited consolidated financial statements previously filed with the Securities and Exchange Commission (the "SEC") in the Company's 1997 Annual Report on Forms 10-K and 10-K/A. The Company filed with the SEC Current
Reports on Form 8-K/A on November 4, 1998 and March 26, 1999 containing supplemental audited consolidated financial statements for the year ended December 31, 1997 (the "1997 Supplemental Financial Statements") to reflect its acquisition of Broderbund Software, Inc. ("Broderbund"), which was accounted for as a pooling of interests. All dollar amounts presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, except per share amounts. Certain of the information contained in this Quarterly Report on Form 10-Q which are not historical facts may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from those set forth in such forward-looking statements. Certain risks and uncertainties including, but not limited to, those discussed below in "Factors Affecting Future Operating Results," as well as in the Company's Annual Report on Form 10-K and 10-K/A and in the 1997 Supplemental Financial Statements, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is provided pursuant to applicable regulations of the SEC and is not intended to serve as a basis for projections of future events.

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

The Company distributes its products through retail channels, including direct sales to computer electronics stores, office superstores, mass merchandisers, discount warehouse stores and software specialty stores, which control over 23,000 North American storefronts. The Company also sells its products directly to consumers through the mail, telemarketing and the Internet, and directly to schools. The Company's international sales are conducted from subsidiaries in Germany, France, Holland, Ireland, the United Kingdom, Australia and Japan. The Company also derives revenue from licensing its products to original equipment manufacturers ("OEMs"), which bundle the Company's products for sale with computer systems or components and through on-line offerings.

Business Combinations

  Proposed Merger with Mattel

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

RESULTS OF OPERATIONS

Net Loss. The Company incurred a net loss of $24,739 ($.28 per share) and $144,648 ($1.84 per share) on revenues of $212,723 and $564,042 in the Third Quarter 1998 and the Nine Months Ended September 30, 1998 as compared to a net loss of $113,162 ($1.72 per share) and $327,945 ($5.00 per share) on revenues of $141,737 and $401,532 in the Third Quarter 1997 and the Nine Months Ended September 30, 1997. The net loss in the Third Quarter 1998, the Nine Months Ended September 30, 1998, the Third Quarter 1997 and the Nine Months Ended September 30, 1997 is a result of the effect of the amortization, merger and other charges of $67,186, $227,503, $148,400 and $403,058, respectively.

Revenues. Revenues by distribution channel for the Third Quarter 1998 as compared to the Third Quarter 1997 and the Nine Months Ended September 30, 1998 as compared to the Nine Months Ended September 30, 1997 are as follows:

                     Three Months Ended September 30,       Nine Months Ended September 30,
                     --------------------------------      ---------------------------------
                       1998      %       1997      %          1998     %       1997      %
                     --------  ----    --------  ----      --------  ----    --------  -----
Retail               $117,848   56%    $ 71,091   50%      $289,619   51%    $199,004    50%
OEM                    11,347    5%       9,873    7%        30,964    5%      24,163     6%
School                 19,769    9%      16,175   11%        56,968   10%      46,031    11%
Direct response        24,801   12%      19,244   14%        81,716   15%      56,283    14%
On-line                 5,126    2%          --   --          9,521    2%          --    --
International          33,832   16%      22,380   16%        86,511   15%      63,195    16%
Tax software and           --   --        2,974    2%         8,744    2%      12,855     3%
 services
                     --------  ----    --------  ----      --------  ----    --------  -----
                     $212,723  100%    $141,737  100%      $564,043  100%    $401,531  100%
                     ========  ====    ========  ====      ========  ====    ========  ====


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

Costs and Expenses. The Company's costs and expenses and the respective percentages of revenues for the Third Quarter 1998 as compared to the Third Quarter 1997 and the Nine Months Ended September 30, 1998 as compared to the Nine Months Ended September 30, 1997 are as follows:

                    Three Months ended September 30,     Nine Months Ended September 30,
                    --------------------------------    ----------------------------------
                       1998      %       1997      %        1998     %        1997     %
                    --------  -----    --------  ----     --------  ----    --------  ----
Costs of            $ 63,011   30%     $ 40,326   28%     $185,039   33%    $118,291   29%
     production
Sales and             54,529   26%       38,746   27%      163,223   29%     103,806   26%
     marketing
Development and
    software costs    24,947   12%       25,041   18%       72,809   13%      65,991   16%
General and
    administrative    14,132    7%       10,755    8%       43,668    8%      34,534    9%
                    --------  -----    --------  ----     --------  ----    --------  ----
                    $156,619   75%     $114,868   81%     $464,739   83%    $322,622   80%
                    ========  =====    ========  ====     ========  ====    ========  ====


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

The Company reported amortization, merger and other charges in the Third Quarter 1998 and the Nine Months Ended September 30, 1998 and the Third Quarter 1997 and the Nine Months Ended September 30, 1997 of $67,186, $227,503, $148,400, and
$403,058, resulting primarily from the acquisitions.   The charges in the Third
Quarter 1998 include costs of severance, facility closure, discontinued product costs, professional fees and printing costs related to the merger with Broderbund. The charges in the Nine Months Ended September 30, 1998 include $56,924 of incomplete technology write-offs related to the acquisitions of Mindscape and Sofsource, with the remainder relating to amortization of goodwill, amortization of acquired technology related assets and other expenses. The Staff has recently issued guidance related to the valuation of in-process technology as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has had discussions with the Staff concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and has implemented the methodology. As a result of the application of the valuation methodology the purchase price was allocated to incomplete technology, brands and trade names and complete technology and products. Among the factors considered by the Company to determine the allocation of the purchase price using the methodology were an estimation of the stage of completion of development of each product at the date of acquisition, an estimation of cash flows that would be achieved by any buyer resulting from the expected revenues generated from such projects, a discounting of the net cash flows from the products using an effective industry-based tax rate of 35% (net of any tax benefits from the acquired assets) and a risk adjusted discount rate (which ranged from 20% to 22%) and an estimation of market royalty rates to value the brands and trade names. The in-process development consisted of consumer software products in the games, productivity and education segments.
On average the in-process development projects were approximately 55% complete at the time of acquisition. The Company expects to complete the majority of the development projects within the twelve months of the acquisition date and expects to spend approximately $25,000 to complete the development. The Company expects that it will begin to receive the benefits of these in-process development projects during 1998. There were no anticipated material changes from historical pricing, margins or expense levels in the projects under development. In order to complete the development on schedule the Company must continue to retain key development personnel. In the event that these in-process development projects are not completed or replaced with similar projects the Company may experience lower future revenues, operating margins and cash flows. In order to develop the acquired incomplete technology into commercially viable products, the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased from $188,956 at December 31, 1997 to $234,796 at September 30, 1998. This increase was attributable to the issuance by the Company's Canadian subsidiary, SoftKey Software Products Inc. ("SoftKey"), of 8,687,500 special warrants in a private placement for proceeds of approximately $134,000 offset by the cash paid to acquire Mindscape of approximately $120,000. Other financing activities generated a further $22,486 and investing activities used $72,024, offset by cash generated from operating activities of $80,104.

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

On August 7, 1998, the Company amended its revolving line of credit (the "Line") to provide a maximum availability of $147,500, of which $40,000 was outstanding at September 30, 1998, which was subsequently repaid. Borrowings under the line are due July 1, 2000 and bear interest at variable rates. The Line is subject to certain financial covenants, is secured by a general security interest in certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries.

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

FUTURE OPERATING RESULTS

The Company operates in a rapidly changing environment that is subject to many risks and uncertainties. Some of the important risks and uncertainties which may cause the Company's operating results to differ materially or adversely are discussed below, in the Company's Annual Report on Form 10-K and Form-10-K/A and in the 1997 Supplemental Financial Statements.

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

Internal Systems and Third Party Issues

The Company for some time has been taking, and will continue to take, actions intended to resolve Year 2000 issues through planned replacement or upgrades of its internal computer equipment and software systems. For this purpose, the term "computer equipment and software" includes systems that are commonly considered IT systems, including accounting, data processing and telephone/PBX systems, as well as systems that are not commonly considered IT systems such as security systems, fax machines or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 inventory, and implementation efforts.

The Company currently believes that the cost of its Year 2000 inventory, assessment, remediation and implementation efforts with respect to internal systems, as well as the costs to be incurred with respect to Year 2000 issues of third parties, should not exceed $1,000, which expenditures will be funded from operating cash flows. Because the Company is still in the inventory phase of its readiness plan with respect to many of its internal systems and with respect to third parties, it is difficult to estimate with certainty the ultimate amount of such costs. As discussed below, the Company believes that a substantial portion of its remediation and implementation efforts with respect to internal systems will be conducted in connection with the integration of the businesses acquired by the Company in 1998 with the Company's operations. As of August 31, 1998 the Company estimates that it has incurred costs of approximately $350 related to its Year 2000 inventory, assessment, remediation and implementation efforts with respect to internal systems. All of the $350 relates to analysis, repair or replacement of existing software, upgrades of existing software, evaluation of information received from significant vendors, service providers or customers, or consulting advisory agents. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

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


                            THE LEARNING COMPANY, INC.


                            /s/ R. Scott Murray
                            ----------------------------------------
                            R. Scott Murray
                            Executive Vice President and Chief Financial Officer (principal financial and accounting officer)


March 25, 1999