Form 10-K
period 1999-03-05
LEARNING CO INC
filed 1999-04-02
CIK 719612

                                                                       FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

        X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ---                    EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 1999.

                        Commission file number : 1-12375

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of March 12, 1999 was approximately $2,191,482,673. As of March 12, 1999, 84,498,299 shares of the registrant's common stock were outstanding.

                                Table of Contents

                                     PART I

                                                                            Page
                                                                            ----

1.       Business..............................................................3

2.       Properties...........................................................13

3.       Legal Proceedings....................................................13

4.       Submission of Matters to a Vote of Security Holders..................13

                                     PART II

5.       Market for the Registrant's Common Equity
         and Related Stockholder Matters......................................14

6.       Selected Financial Data..............................................15

7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................16

7A.      Quantitative and Qualitative Disclosure About Market Risk............33

8.       Consolidated Financial Statements and Supplementary Data.............33

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................33

                                    PART III

10.      Directors and Executive Officers of the Registrant...................62

11.      Executive Compensation...............................................66

12.      Security Ownership of Certain Beneficial Owners and Management.......74

13.      Certain Relationships and Related Transactions.......................77

                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......78

PART I

Item 1. BUSINESS

      The Learning Company, Inc. ("TLC" or the "Company") is a leading publisher of consumer software for home personal computers ("PCs"). The Company's products include educational, reference and lifestyle, productivity and entertainment software, which it produces and sells both in North America and internationally. In addition, the Company is developing a growing line of products that link to or benefit from the Internet.

      On December 13, 1998, the Company and Mattel, Inc. ("Mattel") signed a definitive agreement (the "Merger Agreement") pursuant to which the Company would be merged with and into Mattel (the "Merger"). Under the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock will be exchanged for not less than 1.0 nor more than 1.2 shares of Mattel's common stock. Subject to this minimum and maximum, the exact number of shares of Mattel common stock that the Company's stockholders will receive for each share of the Company's common stock will be calculated as follows: $33.00 divided by the average of the closing prices of Mattel's common stock on the New York Stock Exchange ("NYSE") for ten randomly selected trading days out of the twenty trading days ending on the fifth trading day preceding the effective time of the Merger. Consummation of the Merger is subject to various conditions set forth in the Merger Agreement.

      The Company's educational products are sold under a number of well-known brands, including The Learning Company, Creative Wonders and Broderbund brands. The Company develops and markets educational products for children ages 18 months to 7 years in the popular "Reader Rabbit" family, which includes both single-subject and multi-subject titles such as Reader Rabbit's Math Ages 4-6, Reader Rabbit's Math Ages 6-9, Reader Rabbit's Reading Ages 4-6, Reader Rabbit's Reading Ages 6-9, Reader Rabbit's Toddler, Reader Rabbit's Pre-school, Reader Rabbit's Kindergarten, Reader Rabbit's 1st Grade and Reader Rabbit's 2nd Grade. The Company also publishes educational products for this age group based on the popular Arthur, Sesame Street, Madeline, Dr. Seuss and Rugrats characters, among others. For children seven years and older, the Company develops and markets engaging educational products such as Carmen Sandiego, the long-running "Trail" series, which includes Oregon Trail 3rd Edition and Amazon Trail, The ClueFinders' series products based on the popular Baby-Sitter's Club books and The American Girls Premiere - 2nd Edition, which is marketed towards girls in this age group.

      For older children and adults, the Company publishes The Princeton Review line of test preparatory products for standardized tests such as the SAT, ACT, GRE, LSAT and GMAT. The Company also develops and markets several different lines of software designed to teach children and adults such foreign languages as French, German, Spanish and Japanese. These lines include, among others, the Learn to Speak and Berlitz lines of products.

      The Company's reference products include The Complete National Geographic Collection and the Compton's line which includes, among others, Compton's Interactive Encyclopedia. In addition, the Company offers a line of medical reference products that includes BodyWorks, Home Medical Reference Library and Mosby's Medical Encyclopedia.

      The Company also publishes and sells a number of productivity and lifestyle titles targeted at the home, school and office, including Calendar Creator 6.0, American Greetings, PrintMaster and The Print Shop.

      The Company publishes a lower-priced line of products under the SmartSaver brand, including the best selling titles Tomb Raider, Lotus Organizer and PrintMaster.

      The Company's entertainment products include Chessmaster 6000, Creatures II, the Strategic Simulations line and Myst, the best-selling entertainment title in PC software history, and its sequel, Riven.

      In 1997, the Company began offering a line of Internet products with the retail release of the popular Internet filtering product Cyber Patrol, which allows parents and teachers to protect children from inappropriate content on the Internet. During 1998, the Company expanded its Internet line with the 3D Home series of titles, which allow users to design and decorate three-dimensional computer models of their homes with brand-name furnishings and fixtures, then connect with an Internet site where the users can purchase the furnishings and fixtures they've chosen. In addition, the Company offers a line of family genealogy titles, including The Family Tree Maker and the Family Archives, which contain significant Internet components.

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

      The Company has a history of acquiring companies in order to broaden its product lines and sales channels. During 1998, the Company completed several acquisitions complementing all of its product segments. During the first quarter of 1998, the Company acquired Mindscape, Inc., a leading publisher of education, productivity and entertainment software, and certain related companies (collectively, "Mindscape"). During the second quarter of 1998, the Company acquired PF.Magic, Inc. ("PF Magic"), a virtual life software company, and Sofsource, Inc. ("Sofsource"), an educational software publisher. During the third quarter of 1998, the Company completed the acquisition of Broderbund Software, Inc. ("Broderbund"), a leading publisher of productivity, entertainment and educational software. During the fourth quarter of 1998, the Company acquired Palladium Interactive, Inc. ("Palladium"), a publisher of genealogy and children's entertainment products.

      The Company was incorporated in California in October 1978 and re-incorporated in Delaware in October 1986. In February 1994, the Company, which was then known as WordStar International Incorporated, completed a three-way business combination with SoftKey Software Products Inc. ("Former SoftKey") and Spinnaker Software Corporation in which the Company changed its name to SoftKey International Inc. In October 1996, the Company changed its name from SoftKey International Inc. to The Learning Company, Inc. to reflect its emphasis on educational software. The Company's executive offices are located at One Athenaeum Street, Cambridge, Massachusetts 02142. Its telephone number is
(617) 494-1200, and its internet web site is located at http:/www.learningco.com.

      All trademarks used herein are the property of their respective owners.

Industry Background

      The consumer software market has grown over the past few years as a result of several major trends, including the increasing installed base of PCs in the home, the improved multimedia capabilities of PCs and the increasing demand for a greater number of high quality, affordably priced software applications. In addition, consumers are exposed to software purchase opportunities from a wide variety of sources and with increased frequency. The Internet increased consumers' exposure to a variety of software products and technologies and therefore increased their expectations for high quality multimedia educational and reference software. In addition to traditional software offerings, today's successful software companies should also be able to offer hybrid CD-ROM/Internet titles. The Company believes the Internet has reduced barriers to enter the market and has allowed competitors with less access to capital to compete effectively.

      Improved product performance, expanded memory and enhanced multimedia capabilities have been the main drivers of growth in the consumer software market. Improvements in multimedia technology have made possible engaging, highly interactive environments filled with rich content such as enhanced graphics, animation and photographs, realistic sounds, and music and clips of film and video. These capabilities are particularly relevant to the education, reference, lifestyle and entertainment categories, as specific software purchases within these categories are largely driven by their content, appearance and degree of interactivity.

      The demand for a large number and broad spectrum of value-priced software products is also having a significant impact on consumer software distribution. The distribution of consumer software has expanded beyond traditional software retailers and computer stores to include mass merchandisers, price clubs and superstores. As demand for consumer software has grown with improvements in multimedia technology, consumers have also grown more sophisticated in their expectations for software, requiring increasingly easy to use, content rich products. Furthermore, competition has continued to increase among new and existing multimedia software publishers, increasing price pressure and competition for limited retail shelf space. This competition is characterized by increased emphasis on channel marketing, coupon rebate programs and advertising. As this trend continues, it will become increasingly important for companies to achieve greater sell-through unit volumes through brand name recognition, to establish strong relationships with retailers and to consistently launch new product offerings with state-of-the-art capabilities and rich content.

Products

      The Company develops, publishes and markets software products for PCs in the following categories: education, reference and lifestyle, productivity, entertainment and Internet-related. The Company's educational products educate across every age, from young children to adults. The Company strives for recognition from retailers, parents, teachers and students as the leader in educational and reference software. The Company's strategy is to leverage its name brands and breadth of content by selling across a range of price points and through multiple distribution channels. By creating software titles that parents and teachers trust to teach children fundamental skills at all age levels, the Company strives to create an ongoing buying relationship with its consumers that continues as their children grow older.

   Educational Software

      The Company's educational brands represent a series of products tailored to support the most fundamental learning topics taught in schools. The product lines are organized by age and by subject area, covering everything from learning essentials for pre-schoolers to test preparation for college-bound students and foreign language instruction for adults. Market research and an experienced staff of educational specialists seek to ensure that the content of each program is educational, engaging, age-appropriate, non-violent and effectively delivered. Highlights from the educational product line include the following:

o The Reader Rabbit series of software is designed to develop a lifelong love of learning in children ages 2 through 9. Products in the Reader Rabbit series include Reader Rabbit's Toddler, Reader Rabbit's Preschool, Reader Rabbit's Kindergarten, Reader Rabbit's 1st Grade, Reader Rabbit's 2nd Grade, Reader Rabbit's Reading Ages 4-6, Reader Rabbit's Reading Ages 6-9, Reader Rabbit's Math Ages 4-6 and Reader Rabbit's Math Ages 6-9. The Reader Rabbit series of products has been developed based on a wealth of research by educators, parents, children and reading specialists in order to create the most educational, engaging, easy-to-use reading and multi-subject software.

o The Company's ClueFinders' series is designed to meet the educational needs and interests of older children and includes such multi-subject learning titles as The ClueFinders' 3rd Grade Adventures and The ClueFinders' 4th Grade Adventures.

o Rugrats Adventure Game and The Rugrats Movie Activity Challenge for children ages 6 to 10 are based on the popular Nickelodeon television show and movie.

o The American Girls Premiere, which is based on The American Girls Collection successful line of historical fiction books, dolls and accessories from Pleasant Company, is a creativity program designed for girls aged 7 to 12. The product allows young girls to bring American history to life by creating and producing their own plays featuring the American Girls Doll characters.

o The Trail series, including Oregon Trail 3rdEdition: Pioneer Adventures and Amazon Trail: Rainforest Adventures, are interactive education products from which children learn about history and geography while taking part in exciting interactive adventures.

o The Munchers series of products for children ages 6 to 12 is used widely in schools to build children's skills and confidence in math, spelling and trivia.

o The Sesame Street series uses the well-known characters from Children's Television Workshop in a series of early learning titles that includes among others Sesame Street: Toddlers Deluxe, Sesame Street: Reading is Fun!, Sesame Street: Elmo's Preschool Deluxe, Elmo's Reading: Preschool and Kindergarten and Sesame Street: Get Set for Kindergarten Deluxe.

o The Madeline series is a fun, comprehensive way to help young girls get a successful start in school. This series includes Madeline: Preschool & Kindergarten Deluxe, Madeline: 1st and 2nd Grade Deluxe and Madeline Thinking Games Deluxe.

o The Schoolhouse Rock series reinforces essential learning skills for children to succeed in elementary school. The series includes Schoolhouse Rock 1st and 2nd Grade Essentials and Schoolhouse Rock 1st- 4th Grade Math Essentials.

o The Carmen Sandiego family of products is a popular series of interactive games designed to motivate the player to learn more about the subject matter. The central character is Carmen Sandiego, who, due to the popularity of the game and marketing efforts of the Company, including the "Where on Earth is Carmen Sandiego?" television show, has become a household name. Products in the Carmen Sandiego series include Where in Time Is Carmen Sandiego?, Where in the World Is Carmen Sandiego? and Carmen Sandiego Math Detective.

o The Arthur series features the lovable character from the well-known children's story author Marc Brown and includes Arthur's Computer Adventure, Arthur's Teacher Trouble and Arthur's Birthday, among others. These interactive stories draw kids into Arthur's endlessly entertaining world while building skills.

o TLC is a leader in foreign language software, covering language instruction in Spanish, French, German, Italian, Japanese and English with its Learn To Speak and Berlitz lines of products. Appropriate for high school age through adult users, each line combines state-of-the-art technology with advanced language learning techniques to create highly interactive and effective products that meet the abilities, interests and price sensitivities of all consumers.

o For older children and adults bound for college or graduate school, the Company publishes interactive test preparatory products, including Score Builder for the SAT and ACT, The Princeton Review: Inside the SAT, PSAT and ACT '99 and The Princeton Review: Inside the GRE, GMAT and LSAT `99.

   Reference and Lifestyle Software

      The Company's line of educational products is supplemented by its reference and lifestyle products, which cover a broad range of topics. The Company's reference and lifestyle products include the following:

o The Compton's series includes a line of home reference and instructional software such as Bob Vila's Home Design and The Compton's Interactive Encyclopedia 1999 Deluxe. The Compton's Interactive Encyclopedia offers a powerful combination of reliable, comprehensive content, superior research tools, monthly updates and personalized online resources that satisfy serious students as well as curious browsers.

o The Complete National Geographic Collection, a complete, interactive collection of the National Geographic magazines, including all articles, photographs, maps and advertisements, is one of the Company's best selling products. During 1998, the Company also launched National Geographic Maps.

o The Company's medical reference products are among the best-selling titles in the industry. Strong brands and rich multimedia content enables the Company to sell these products across all of its channels. The Company offers a line of medical reference products that includes the popular BodyWorks, Home Medical Reference Library and Mosby's Medical Encyclopedia.

o During 1998, the Company began publishing Cosmopolitan Virtual Makeover and Essence Virtual Makeover, which allow the user to add different hairstyles, clothing and makeup to a virtual image of himself or herself.

   Productivity Software

      The Company's productivity products are designed to provide consumers and small businesses with high quality, easy to use software products that relate to popular lifestyle and productivity interests and needs. The productivity category includes the following:

o The American Greetings series of print creativity products allows users to use the branded content of American Greetings Art verse and characters to customize print products for every occasion. Products in this series include American Greetings Print! Premium, American Greetings CreataCard Gold Version 3.0, American Greetings Crafts! and American Greetings Spiritual Expressions.

o The PrintMaster product and The Print Shop family of products enable consumers to easily create personalized greeting cards, signs, banners, calendars, post cards, letterhead, envelopes, business cards and other personal documents. The Print Shop product line includes such supplementary products as The Print Shop Presswriter, The Print Shop Signature Greetings and The Print Shop Live Mail.

o The Company's Calendar Creator 6.0, PhotoFinish 4.1 and Resume Pro 3.0 products target the home, small business and home office users.

   Entertainment Products

      With the acquisition of Broderbund in 1998, the Company began selling Myst, the single best-selling entertainment title in PC software history, and its sequel title, Riven. The Company's entertainment titles also include the Creatures line of virtual life software products, including Catz and Dogz, which feature interactive "pets" that "live" on the user's computer; Chessmaster 6000, an interactive chess-playing program that also allows chess enthusiasts to play each other over the Internet; and the Strategic Simulations line of strategy games based upon historical and fictional battles.

   Internet Software

      The Company has an increasing number of products that offer Internet services or content. These Internet products include the following:

o Cyber Patrol is the Company's popular Internet filtering software designed to help protect children in cyberspace. Cyber Patrol allows parents and teachers to protect children from inappropriate content on the Internet. Adults can choose to block material organized into many different categories such as violence, nudity, explicit sexual material and hate speech. Cyber Patrol can be customized for use by up to 10 different children. Adults can add or delete specific sites based on their own beliefs and judgment, so that, for example, content blocked for a 7-year-old can remain available to a 15-year-old. The latest version, Cyber Patrol 4.0, offers a daily update of blocked sites, assuring even greater protection in a Web environment that changes daily. In addition to marketing the product to homes and schools, the Company is also marketing to corporations a version of Cyber Patrol that can block sites with content such as sports, leisure and shopping and is designed to improve productivity in the office.

o The 3D Home series of titles, which includes 3D Home Architect Deluxe 3.0 and 3D Home Interiors Deluxe 2.0, are best-selling, comprehensive solutions to easy home design, complete with realistic 3D views. These products allow users to design and decorate three-dimensional computer models of their homes with brand name furnishings and fixtures, then connect with an Internet site where the users can purchase the furnishings and fixtures they have chosen.

o Family Tree Maker, a leading genealogy program, is extended by the Family Archives CD-ROM collections of family historical data to make searching for one's ancestors easier. The Company also offers the Ultimate Family Tree line of genealogy products. Both lines allow the user to connect with dedicated web sites containing up-to-date genealogy information.

   Value Software

      The Value lines under the SmartSaver brands offer consumers brand name software at affordable prices in a jewel case only and boxed format ranging in retail price from $9.99 to $14.95. The line covers all software categories including reference, education, productivity, lifestyle and games.

   Sales and Marketing

      The Company distributes its consumer software products through retail, direct response, on-line, OEM and school channels within North America and through international channels throughout Europe and the Pacific Rim.

      Retail Channels. The Company has relationships with the national retailers and direct distributors responsible for most of the nation's software sales. The Company's retail distribution strategy is to foster strong direct relationships with large retailers through a broad product offering, active participation in channel management and innovative merchandising. These direct relationships have been the result of an established history of developing and publishing a wide range of products and actively working with retailers to understand consumer purchasing behavior and trends. Retailers routinely share sell-through sales data with the Company, providing the Company with the ability to proactively tailor its product offerings, modify distribution tactics and optimize product marketing, merchandising, promotions and mix for specific retail channels and stores. The Company sponsors merchandising programs and provides electronic data interchange ("EDI") to most major accounts. The Company intends to continue to build its relationships with the retail channels in an effort to further strengthen these strategic relationships. The Company's dealer sales channel consists of traditional PC hardware and software retail stores, including national and regional chains and superstores. Increasingly, the Company sells its products to office superstores such as Office Depot, OfficeMax and Staples, electronic superstores such as CompUSA, Circuit City and Best Buy and mass merchants such as Wal-Mart and K-Mart. In addition, the Company sells to distributors such as Ingram Micro Inc., GT Interactive and Navarre.

      Direct Response. The Company's database of over 18 million end-users provides many cross-marketing opportunities. The Company mailed over 90 million pieces of targeted direct mail and made over 2.6 million outbound telemarketing calls in 1998. The Company typically utilizes targeted customer mailings highlighting specific products. Prior to a full mailing, the Company conducts test mailings at different price points and marketing approaches in order to maximize response rates from its customers. The Company also sells its products through direct mailings to potential end-users who are not part of the installed user base using rented mailing lists. The Company has electronic registration of its consumer software products that allows it to collect data from its customers that in turn provide customer leads for the direct response business. The Company maintains an Internet website that contains a catalog of the Company's products that consumers can use to browse through the Company's products and submit orders on-line or by telephone.

      Original Equipment Manufacturers. The objective of the Company's OEM sales strategy is to assist hardware manufacturers and on-line services to differentiate their product lines and to introduce the Company's brands to new computer hardware buyers. The Company licenses its software products to OEMs (including IBM, Apple, Compaq, Hewlett-Packard and America On-Line), which typically purchase the Company's products in higher volumes and at lower prices than retail stores and distributors. The manufacturing costs incurred by the Company for OEM sales are typically lower than for its boxed product because in many cases the products are duplicated by the OEMs and sold without packaging or, in some instances, documentation. In addition, the Company receives royalties from a number of OEMs with no accompanying production costs, which results in higher gross margins for the Company.

      School Channel. The Company's efforts in the school channel focus on the unique needs of the school market through targeted and specialized marketing and services. The Company sells products directly to schools and school districts through field based direct sales representatives, telemarketing and direct mail. Sales are also made through authorized resellers and distributors including Educational Resources and Ingram Micro. The Company markets its school products to over 795 key school districts, 85,000 school buildings and, in turn, to over
2.5 million classrooms across the United States. Through its subsidiary Learning Services, Inc., the Company publishes an educational software catalog for teachers and schools marketing products from most educational software publishers, including the Company, under the Learning Services brand. The Company intends to continue to leverage its established position in the school market to expand its sales in the home market. The Company believes that the history of acceptance of its products in schools, coupled with its broad range of award-winning products, positions it to further enhance its market share position and brand awareness in the home market.

      International. The Company believes that the international consumer software markets are rapidly growing as a result of trends similar to those driving the North American market. The Company operates subsidiaries outside of North America in Germany, France, Holland, Japan, the United Kingdom and Ireland. In addition, the Company has distributors in major European, Latin American and Pacific Rim countries, as well as in Australia and South Africa. The Company's subsidiaries in Ireland and Germany generally coordinate manufacturing and distribution for all of the Company's sales in Europe and the Pacific Rim. Generally, retail stores outside of North America are more reliant on distributors than retail stores in North America. As distribution environments differ from country to country, the Company tailors its distribution strategy accordingly.

   Product Development

      The Company develops and publishes products through internal development as well as licensing. Approximately 90% of the Company's domestic revenues in 1998 were derived from products that have been substantially internally developed. Through this dual product strategy approach, the Company is able to introduce new products while managing its research and development costs. During 1998, the Company launched a total of 100 new and upgraded North American premium education, reference, productivity, entertainment and Internet products.

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

      The Company maintains principal research and development facilities and personnel in Framingham, MA; Fremont, CA; Knoxville, TN; Novato, CA; Cedar Rapids, IA and Baltimore, MD. The Company's development efforts include product development, documentation and testing as well as the translation of certain of its products into foreign languages.

      The Company believes that its premium products require significant investments in product marketing and research and development in order to take advantage of new technologies that benefit educational software products and to remain competitive. In addition to expenses related to engineering and quality assurance, the Company's research and development expenses include costs associated with the identification and validation of educational content and engagement features and the development and incorporation of new technologies into new products.

      The Company's products require varying degrees of development time, frequently depending on treatment of the subject matter, the number of activities and the general complexity of the product. The typical length of research and development time ranges from 6 to 24 months with the first product in a new family generally requiring the longest period of development. The development and introduction of new products that operate on, and the adaptation of existing titles to new platforms or operating systems or that incorporate emerging technologies, Internet capabilities and 3-D platforms may require greater development time and expense and may generate less revenue per product as compared with recent introductions of new products or product adaptations. The Company's game development activities are even more complex and in may cases it is not known until the end of the game development process whether the product is technologically feasible.

      Most of the Company's products have been designed and developed internally by Company employees. The Company also uses third-party designers, artists and programmers in its research and development efforts and expects to continue to do so in the future. The Company believes that a mix of internal and external third-party resources, as well as potential acquisitions of products or technologies, is a cost-effective method of facilitating the development of new educational software products. Products that are developed using external third parties are generally owned or licensed exclusively by the Company and are marketed under the Company's various brand names. For example, through its Sesame Street and Dr. Seuss lines, the Company seeks to capitalize on brands that are trusted by parents and teachers for their educational value.

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

      The Company's licensing of fully developed products allows for efficiencies because the cost of development is borne by the licensor. Licensing also reduces the financial and market risk to the Company from a product that is not widely accepted by customers since the Company generally pays royalties based on actual net sales.

      Both internally developed and licensed products under development are extensively tested by the Company's quality assurance department before being released for production. The department tests for defects, functionality, year 2000 compliance, ease-of-use and compatibility with many of the popular PC and printer configurations that are available to consumers.

      The process of developing software products such as those offered by the Company is extremely complex and is becoming more complex and expensive over time. The Company's product development expense levels are based largely on its expectations regarding future sales, and, accordingly, operating results would be disproportionately adversely affected by a decrease in sales or a failure to meet the Company's sales expectations due to delays in new product introductions, or lower than expected demand. If the Company does not accurately anticipate and successfully adapt its products to emerging platforms, environments and technologies, or new products are not launched when planned or do not achieve anticipated revenues, the Company's operating results could be materially adversely affected. In addition, the Company believes that on-line or Internet products and services will become an increasingly important platform and distribution media; and therefore, the Company's failure to timely and successfully adapt to and utilize such technologies could materially and adversely affect its competitive position and its financial results.

   Production

      The Company strives to minimize production costs, driving costs down as unit volumes and the rate of new title introductions increase through process efficiencies and economies of scale. Production of the Company's products involves the duplication of diskettes or CD-ROM disks and the printing and assembly of packaging, labels, user manuals and other purchased components. The Company subcontracts all of the manufacture and fulfillment of its products to third party vendors. In 1998, the production, assembly and distribution of the Company's North American products, with certain exceptions (including duplication of CD-ROM disks, school channel products and certain OEM products), was performed by two units of Bertelsmann AG (collectively, "BMG"). The Company believes that its existing production capacity is sufficient to handle anticipated increases in volume and titles into the foreseeable future. Manufacturing and assembly of the Company's international products take place primarily at the Company's facilities in Dublin, Ireland and to a lesser extent in Munich, Germany.

   Technical Support

      The Company provides a variety of technical support services to dealers, distributors, corporations and end-users. Users of the Company's products generally receive free telephone support for the life of the product (i.e. until the next version is released or manufacturing of the product is discontinued). This support is principally provided by the Company's Technical Support Center in Cedar Rapids, IA.

   Competition

      The consumer software industry is intensely and increasingly competitive and is characterized by rapid changes in technology and customer requirements. The Company competes for retail shelf space and general consumer awareness with a number of companies that market consumer software. The Company encounters competition from both established companies, including the largest companies in the industry, and new companies that may develop comparable or superior products. A number of the Company's competitors and potential competitors possess significantly greater capital, marketing resources and brand recognition than the Company. Rapid changes in technology, product obsolescence and advances in computer software and hardware require the Company to develop or acquire new products and to enhance its existing products on a timely basis. The Company's marketplace has recently experienced a higher emphasis on on-line and Internet related services and content tailored for this new distribution channel. To the extent that demand increases for on-line products and content, the demand for the Company's existing products may change. There can be no assurance that the Company will be able to maintain market share and otherwise compete successfully in the future, or that the market for the Company's products will not to erode.

      Competitive pressures in the consumer software industry have resulted, and the Company believes are likely to continue to result, in more innovative channel marketing and advertising in the future. During 1998, the Company and many of its competitors used rebate coupons in order to induce consumers to purchase their products. In addition, the Company uses various forms of print and television advertising to enhance brand and product awareness. The use of these methods of channel marketing and advertising is becoming more prevalent among the larger consumer software publishers. To the extent that the Company fails to match competitors' future channel marketing and advertising programs it could risk loss of market share and corresponding revenues and operating profits.

      Large companies with substantial bases of intellectual property content in the motion picture and media industries, sophisticated product marketing and technical abilities and/or financial resources that may not need to realize an immediate profit or return on investment have increasingly entered the consumer software market. These competitors include: Microsoft Corporation, The Walt Disney Company, Mattel, Inc., Hasbro, Inc. IBM Corporation and Havas S.A. For example, technology companies have begun to acquire greater access to branded content, and content-oriented companies have begun to acquire greater technological capabilities. To the extent that competitors achieve a performance, price or distribution advantage, the Company could be adversely affected. Furthermore, increased consolidation of the consumer software market may impact future growth potential and performance.

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

   Employees

      At December 31, 1998, the Company had 2,315 full time employees. The Company uses market competitive compensation practices that include a combination of salary, bonus and stock options to attract and retain key employees. The Company believes that its success is highly dependent on its ability to attract and retain qualified employees. As necessary, the Company supplements its regular employees with temporary and contract personnel. No employees are covered by a collective bargaining agreement, and there have been no work stoppages.

   Financial Information about Foreign and Domestic Operations

      Financial Information pertaining to the Company's foreign and domestic operations is set forth in the Consolidated Financial Statements - Note 12, included in Part II, Item 8 and presented as a separate section of this report.

Item 2. PROPERTIES

      The Company's headquarters are currently located in approximately 71,000 square feet of leased space in an office building in Cambridge, Massachusetts, where the Company's executive, operational, administrative and certain sales activities are currently conducted. The lease for the Cambridge facility expires in December 2001. The Company leases approximately 66,000 square feet of office space in Fremont, California expiring from October 1999 to March 2003, and approximately 170,000 square feet of office space in Novato, California expiring from September 2001 to July 2005, which facilities are primarily used for marketing and development of its products. The Company also owns an office building and the surrounding property in Hiawatha, Iowa and leases various office, manufacturing and warehouse space in Knoxville, Tennessee; Framingham, Massachusetts; Eugene, Oregon; Baltimore, Maryland; Boulder, Colorado; and certain other states in which it operates.

      The Company also leases various office, manufacturing and warehouse space in Mississauga, Ontario, Canada; London, England; Dublin, Ireland; Munich, Germany; Amsterdam, Holland; Paris, France and certain other foreign countries in which it operates.

      The Company believes that its facilities, in general, are adequate for its present and currently foreseeable needs. All properties leased or owned by the Company are in suitable condition for the purposes for which they are used by the Company.

Item 3. LEGAL PROCEEDINGS

      On December 16, 1998 some stockholders of the Company filed four separate purported class action complaints in the Court of Chancery of the State of Delaware in and for New Castle County against the Company and the Company's board for alleged breaches of fiduciary duties in connection with the Company's proposed merger with Mattel. On December 21, 1998 and December 23, 1998, two additional purported class action complaints were filed in the same court. Each of the complaints seeks the certification as a class of all the Company's stockholders, an injunction against the merger with Mattel, rescission if the merger is consummated, damages, costs and disbursements, including attorneys' fees. The complaints allege that the Company's directors breached their fiduciary duties to the Company's stockholders by, among other things, failing to conduct due diligence sufficient to have discovered material, adverse information concerning Mattel's anticipated operational and financial results and agreeing to an exchange ratio that failed to protect the Company's stockholders against a decline in the value of Mattel common stock. Four of the complaints name Mattel as an additional defendant, claiming that Mattel aided and abetted the alleged breaches of fiduciary duty. The Company will aggressively defend against the actions and pursue the merger with Mattel.

      The Company is subject to various other pending claims. Management, after review and consultation with counsel, considers that any liability from the disposition of such lawsuits in the aggregate would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's common stock is listed on the New York Stock Exchange under the symbol "TLC." As of March 15, 1999, to the Company's knowledge, there were approximately 1,930 holders of record of the common stock. The Company has not paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

      The following sets forth the quarterly high and low sales prices for the fiscal periods indicated.

1997                                                   High              Low
                                                       ----              ---
    First Quarter                                  $  18.00          $   5.75
    Second Quarter                                     9.625             5.50
    Third Quarter                                     15.75              8.5625
    Fourth Quarter                                    20.50             13.78125

1998                                                   High              Low
                                                       ----              ---
    First Quarter                                  $  25.75          $  14.125
    Second Quarter                                    30.00             22.625
    Third Quarter                                     32.75             15.375
    Fourth Quarter                                    31.375            17.4375

On December 3, 1998, the Company issued 788,547 shares of the Company's common stock to the former stockholders of Palladium Interactive, Inc. ("Palladium") in connection with the Company's acquisition of Palladium. For such issuances the Company has relied upon the exemption from registration under Section 4(2) of the Securities Act of 1993 (the "Securities Act"). The basis for this exemption is satisfaction of the conditions of Rule 506 under the Securities Act in that the offers and sales satisfied all the terms and conditions of Rules 501 and 502 under the Securities Act, there were no more than 35 purchasers of securities from the Company, other than accredited investors, and each purchaser, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment.

Item 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below for the Years Ended December 31, 1998, 1997, 1996 and Statement of Operations for 1995 are derived from the Company's audited consolidated financial statements. The selected data for the Year Ended December 31, 1994 and the balance sheet as of December 31, 1995 has been prepared by the Company to reflect the combination of the Company with Broderbund using the pooling-of-interests method of accounting and is unaudited. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto, included elsewhere in this report.

OPERATING INFORMATION:

                                                                         Years Ended December 31,
                                                 -----------------------------------------------------------------------
                                                     1998           1997           1996           1995           1994
                                                 -----------    -----------    -----------    -----------    -----------
                                                      (in thousands, except share and per share data)        (unaudited)
Revenues                                         $   839,315    $   620,931    $   529,528    $   338,636    $   233,061
Operating income (loss)                              (75,050)      (407,714)      (330,435)        (9,380)        43,789
Net income (loss)                                   (105,352)      (494,910)      (376,460)       (35,167)        32,206

Net income (loss) per share:
Basic                                            $     (1.28)   $     (7.48)   $     (6.56)   $     (0.86)   $      0.94
Diluted                                          $     (1.28)   $     (7.48)   $     (6.56)   $     (0.86)   $      0.90

Weighted average number of shares outstanding:
Basic                                             82,274,000     66,183,000     57,347,000     40,877,000     34,262,000
Diluted                                           82,274,000     66,183,000     57,347,000     40,877,000     35,784,000

BALANCE SHEET INFORMATION:

                                                                               December 31,
                                                 -----------------------------------------------------------------------
                                                     1998           1997           1996           1995           1994
                                                 -----------    -----------    -----------    -----------    -----------
                                                                             (In thousands)   (unaudited)    (unaudited)
Total assets                                     $   820,801    $   623,774    $   969,893    $ 1,047,156    $   179,052

Total long-term obligations                          292,597        377,592        574,927        550,494         16,771

Total stockholders' equity                           286,186         25,990        247,891        339,221        113,484

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

GENERAL

   Business Combinations

      On December 13, 1998, the Company entered into a merger agreement with Mattel, Inc. ("Mattel") (the "Merger Agreement") pursuant to which each share of common stock of the Company will be exchanged for not less than 1.0 nor more than 1.2 shares of Mattel common stock, and the Company will be merged with and into Mattel. Subject to this minimum and maximum, the exact number of Mattel shares to be issued to stockholders of the Company will be determined by dividing $33.00 by an average of the closing prices of Mattel common stock on the New York Stock Exchange in accordance with procedures set forth in the Merger Agreement (the "Exchange Ratio"). Each share of Series A Convertible Participating Preferred Stock of the Company (the "Series A Preferred Stock") will be converted into the right to receive a number of shares of Mattel common stock equal to the Exchange Ratio multiplied by twenty (the rate at which each share of Series A Preferred Stock is convertible into shares of common stock of the Company). Each exchangeable non-voting share of the Company's subsidiary, SoftKey Software Products Inc., will become exchangeable for one share of Mattel common stock multiplied by the Exchange Ratio. The transaction is expected to be accounted for using the pooling-of-interests method of accounting. The closing of the transaction is subject to certain conditions, including regulatory and stockholder approvals of each company.

      On August 31, 1998, the Company acquired Broderbund Software, Inc. ("Broderbund"), a publisher and developer of consumer software for the home and school market, in exchange for 16,848,753 shares of the Company's common stock pursuant to an agreement and plan of merger dated June 21, 1998 whereby each share of Broderbund common stock was exchanged into 0.80 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method of accounting. The accompanying Consolidated Financial Statements of the Company have been restated to include the results and balances of Broderbund for all periods presented.

      On March 5, 1998, the Company acquired control of Mindscape, Inc., a consumer software company, and certain affiliated companies ("Mindscape") for a purchase price of $152,557 payable in cash of $122,557 and the remainder through the issuance of 1,366,743 shares of common stock of the Company. This transaction was accounted for using the purchase method of accounting.

      On June 2, 1998, the Company acquired control of Sofsource, Inc., an educational software company, for a purchase price of $45,000, which was settled through the issuance of 1,641,138 shares of common stock of the Company. This transaction was accounted for using the purchase method of accounting.

      On May 14, 1998, the Company acquired P.F. Magic, Inc. ("PF Magic"), a virtual life entertainment software company, in exchange for the issuance of 521,021 shares of common stock of the Company. On December 3, 1998, the Company acquired Palladium Interactive, Inc. ("Palladium"), a genealogy and children's software company, in exchange for the issuance of 788,547 shares of common stock of the Company. Each of these transactions was accounted for using the pooling-of-interests method of accounting. The Company's Consolidated Financial Statements for years prior to December 31, 1998 do not include the results and balances of these companies as they were deemed to be immaterial to the Consolidated Financial Statements for those periods.

      On October 23, 1997, the Company acquired control of Creative Wonders, L.L.C. ("Creative Wonders"), an educational software company that publishes, among other titles, the Sesame Street line of products. This transaction was accounted for using the purchase method of accounting. The purchase price was a total of $37,799, including the value of employee stock options assumed and estimated transaction costs. The purchase price included cash payments of $33,883.

      On August 6, 1997, the Company acquired control of Parsons Technology, Inc. ("Parsons"). Parsons is a direct-to-consumer marketing organization which publishes a range of consumer software. This transaction was accounted for using the purchase method of accounting. The purchase price was approximately $31,000 in cash, including transaction costs.

      On January 1, 1997, the Company acquired the remaining 50% interest in the Living Books joint venture. This transaction was accounted for using the purchase method of accounting through the payment of cash and the issuance of restricted stock, with an aggregate purchase price of approximately $18,370, including transaction costs.

      On September 19, 1997, the Company acquired Learning Services Inc. ("Learning Services"), a national school software catalog for teachers, in exchange for the issuance of 709,976 shares of common stock of the Company. On September 29, 1997, the Company acquired Skills Bank Corporation ("Skills Bank"), a developer of educational and remedial software products for adult, adolescent and K to 12 students, in exchange for the issuance of 1,069,286 shares of common stock of the Company. On October 2, 1997, the Company acquired Microsystems Software, Inc. ("Microsystems"), a developer of Internet filtering software, in exchange for the issuance of 955,819 shares of common stock of the Company. On December 30, 1997, the Company acquired TEC Direct, Inc. ("TEC Direct"), an educational consumer software catalog, in exchange for the issuance of 429,733 shares of common stock of the Company. Each of these transactions was accounted for using the pooling-of-interests method of accounting. The Consolidated Financial Statements of the Company for the years prior to December 31, 1997 do not include the results and balances of these companies as they were deemed to be immaterial to the Company's Consolidated Financial Statements for those periods.

      On August 6, 1996, the Company acquired T/Maker Company ("T/Maker"), a developer of clip art software. This transaction was accounted for using the purchase method of accounting. The purchase price was approximately $19,900 in cash, including transaction costs.

      On May 17, 1996, the Company acquired Minnesota Educational Computing Corporation (MECC) ("MECC"), a publisher and developer of high quality children's educational software sold to consumers and schools, in exchange for 9,214,007 shares of the Company's common stock. The total purchase price was $284,631, including estimated transaction costs, value of stock options assumed and deferred income taxes related to certain identifiable intangible assets acquired. Approximately 1,048,000 MECC employee stock options were converted into stock options to purchase approximately 1,198,000 shares of the Company's common stock. This transaction was accounted for using the purchase method of accounting.

   Fiscal Periods

      The Company's fiscal year end is the 52 or 53 weeks ending on or after December 31. For clarity of presentation herein, all references to the Year Ended December 31, 1998 relate to the period January 4, 1998 to January 2, 1999; all references to the Year Ended December 31, 1997 relate to the period January 5, 1997 to January 3, 1998. All references to the Year Ended December 31, 1996 relate to the period January 7, 1996 to January 4, 1997.

   Period-to-Period Comparisons

      A variety of factors may cause period-to-period fluctuations in the Company's operating results, including the integration of operations resulting from acquisitions of companies, revenues and expenses related to the introduction of new products or new versions of existing products, delays in customer purchases in anticipation of upgrades to existing products, new or larger competitors in the marketplace, currency fluctuations, dealer and distributor order patterns and seasonality of buying patterns of customers. Historical operating results are not indicative of future operating results and performance. This may be particularly true of historical data presented herein, certain of which reflects the results of the Company prior to its acquisitions.

   Summary of Results

      The following table summarizes the audited results of operations of the Company for the periods shown. Reference is made to the Consolidated Financial Statements included in this report and on which the following table is based.

                                                       Years Ended
                                                       December 31,
                                            -----------------------------------
                                               1998         1997         1996
                                            ---------    ---------    ---------
Revenues                                    $ 839,315    $ 620,931    $ 529,528
Operating loss                                (75,050)    (407,714)    (330,435)
Net loss                                     (105,352)    (494,910)    (376,460)
Net loss per share (basic and diluted)      $   (1.28)   $   (7.48)   $   (6.56)

      Operating loss includes amortization, merger and other charges of $258,314, $543,926, and $503,520 in the Years Ended December 31, 1998, 1997 and
1996, respectively.

Results of Operations - Year Ended December 31, 1998 as compared to Year Ended December 31, 1997

   Revenues

      Revenues by distribution channel for the Years Ended December 31, 1998 and 1997 are as follows:

                                    Year Ended                         Year Ended
                                   December 31,      % of total       December 31,       % of total
                                       1998           revenues            1997            revenues
                                   ------------      ----------       ------------       ----------
Distribution Channel

Retail                              $462,926                55          $320,224                51
OEM                                   40,113                 5            29,634                 5
School                                71,804                 9            60,796                10
Direct response                      120,529                14            92,462                15
On-Line                               15,547                 2                --                --
International                        119,652                14            98,072                16
Tax software and services              8,744                 1            19,743                 3
                                    --------          --------          --------          --------
                                    $839,315               100          $620,931               100
                                    ========          ========          ========          ========

      Total revenues increased 35% in the Year Ended December 31, 1998 as compared to the Year Ended December 31, 1997 primarily due to the introduction of new software products by the Company such as ClueFinders' 4th Grade Adventures, Arthur's Computer Adventure, Chessmaster 6000 and Mavis Beacon Teaches Typing 9.0. The acquisition of Mindscape added $188,089 to 1998 revenues as it was accounted for using the purchase method of accounting, and the Company's results do not include Mindscape prior to its acquisition in March 1998. In the Year Ended December 31, 1998, provision for returns and allowances as a percentage of gross revenues increased to 13% from 12% in the Year Ended December 31, 1997 as a result of shifts in the retail channel and customer mix to mass merchants. The Company expects returns and allowances as a percentage of revenues to remain relatively constant for the foreseeable future.

      Retail sales during the Year Ended December 31, 1998 increased due to the introduction of new and upgraded products by the Company. The Company believes that the increasing availability of PCs at lower prices have contributed to the increase in retail revenues. OEM sales increased due to higher demand from hardware manufacturers. School revenues increased due to the introduction of new and upgraded school software titles. Direct response sales increased due to the continued expansion of the out-bound tele-sales channel during 1998. The increase in direct response revenues was partially offset by a decline in solo direct mail revenues due to the effect of the Internet. The international business continued to expand due to the introduction of new localized and translated titles during the Year Ended December 31, 1998. Revenues from tax software and services declined because the Company's Canadian income tax software business was sold in July 1998.

      The Company expects that its future revenue growth will depend upon, among other things, its ability to introduce new and upgraded products to the marketplace, the extent of competition, unit pricing trends, the rate of proliferation of personal computers into the home market and the demand for its consumer software products along with the Company's respective share in the consumer software market. Unit pricing will be affected by the extent of competition in the consumer software industry, which is expected to increase. In addition, the Company's ability to develop products for new platforms and introduce titles into new distribution channels will impact future revenues and growth rates. The consumer software industry has experienced continued consolidation of formerly independent companies. To the extent that these companies gain greater market share than the Company, future results will be affected negatively. During 1998, the Company and many of its competitors continued using rebate coupons as an incentive to consumers to purchase products and expand revenues. In addition, the Company uses various forms of print and television media advertising to enhance brand and product awareness. The use of these methods of channel marketing and advertising is becoming more prevalent among the larger consumer software companies and is expected to be more costly in the future. To the extent that the Company competes with companies larger than itself having more financial resources, it may not be able to adequately match future channel marketing and advertising programs, which may in turn result in loss of market share and corresponding revenues and operating profits.

   Costs and Expenses

      The Company's costs and expenses and the respective percentages of revenues for the Year Ended December 31, 1998 as compared to the Year Ended December 31, 1997 are as follows:

                                    Year Ended                         Year Ended
                                   December 31,      % of total       December 31,       % of total
                                       1998           revenues            1997            revenues
                                   ------------      ----------       ------------       ----------
Costs of production                $  268,798                32        $  189,219                31
Sales and marketing                   229,613                27           156,797                25
General and administrative             60,821                 7            48,716                 8
Development and software costs         96,819                12            89,987                14
Amortization, merger and
      other charges                   258,314                31           543,926                88
                                   ----------        ----------        ----------        ----------
                                   $  914,365               109        $1,028,645               166
                                   ==========        ==========        ==========        ==========

      Total costs and expenses decreased as a percentage of revenues to 109% in the Year Ended December 31, 1998 as compared with 166% in the Year Ended December 31, 1997. The change was primarily due to a decline in amortization, merger and other charges as a percentage of revenues, partially offset by an increase in costs of production and sales and marketing as a percentage of revenues.

      Costs of production includes the cost of manuals, packaging, diskettes and CD-ROM discs, duplication, assembly and fulfillment charges. In addition, costs of production include royalties paid to third-party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, increased to 32% in the Year Ended December 31, 1998 as compared to 31% in the Year Ended December 31, 1997. The increase in costs of production as a percentage of revenues was caused by the Company's shift to selling products with well-known brands such as National Geographic and American Greetings which have higher royalty rates than many of the Company's other products. The Company expects that costs of production as a percentage of revenues may continue to increase in the foreseeable future. In the fourth quarter of 1998, the Company closed the former manufacturing facilities of Mindscape and Broderbund and moved these activities to its third party manufacturer. This is expected to reduce fixed manufacturing costs and improve manufacturing efficiencies in the future.

      Sales and marketing expenses increased to 27% of revenues in the Year Ended December 31, 1998 as compared to 25% of revenues in the Year Ended December 31, 1997. The increase as a percentage of revenues was a result of increased spending on coupon rebate programs, higher channel marketing costs and increased spending for print advertising primarily in the retail channel.

      General and administrative costs decreased as a percentage of revenues as certain synergies and consolidation benefits were achieved. The increase in the absolute dollar amount of expenses was due to the general and administrative expenses of the acquired companies.

      Development and software costs, as a percentage of revenues, decreased to 12% in the Year Ended December 31, 1998, as compared to 14% in the Year Ended December 31, 1997. The decrease as a percentage of revenues was due to expansion of existing distribution channels, which resulted in incrementally greater revenues without correspondingly greater costs. Overall absolute dollars spent increased in the Year Ended December 31, 1998 as compared to the Year Ended December 31, 1997 as a result of higher development costs from the Mindscape products and an increase in the number of products launched. In addition, the Company has begun to develop Internet technologies which are more expensive to develop than traditional software code. The Company expects that as technologies become more complex, it will spend an increasing percentage of its revenues on research and development.

      Amortization, merger and other charges decreased as a percentage of revenues to 31% in the Year Ended December 31, 1998 as compared to 88% in the Year Ended December 31, 1997. Amortization, merger and other charges are as follows:

                                                                    Years Ended December 31,
                                                              -----------------------------------
                                                                   1998                 1997
                                                              ---------------     ---------------
Amortization of goodwill and other intangible assets           $      88,174       $     455,020
Exit and restructuring costs                                          96,995              54,572
Charge for incomplete technology                                      56,826              20,300
Provision for earn-outs                                                4,907               5,497
Professional fees and other costs                                     11,412               8,537
                                                              ---------------     ---------------
                                                               $     258,314       $     543,926
                                                              ===============     ===============

      The decrease in amortization of goodwill and other intangible assets in the Year Ended December 31, 1998 as compared to the Year Ended December 31, 1997 relates primarily to the completion of amortization of goodwill and other intangible assets resulting from the acquisitions of MECC and The Former Learning Company offset by the amortization of goodwill and other intangible assets resulting from the acquisitions of Mindscape in March 1998 and Sofsource in July 1998.

      Exit and restructuring costs relate to charges for employee severance, closure of facilities, discontinued products, termination of certain supplier relationships and other charges primarily related to the acquisitions of Broderbund and Mindscape during the year. The restructuring plan is expected to be completed in 1999. The Company expects the annual cost savings and liquidity improvement resulting from these actions to be approximately $50,000.

      The charge for incomplete technology for the Year Ended December 31, 1998 relates primarily to products being developed by Mindscape for $40,000 and Sofsource for $14,924. For the Year Ended December 31, 1997, such charge relates to products being developed by Creative Wonders, Parsons, and Living Books. The Staff has recently issued guidance related to the valuation of in-process technology as set forth in its letter dated September 9, 1998 from the Chief Accountant of the Securities and Exchange Commission (the "SEC") to the American Institute of Certified Public Accountants. The Company has had discussions with the staff of the SEC (the "Staff") concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and has implemented the appropriate methodology. As a result of the application of the valuation methodology the purchase price was allocated to incomplete technology, brands and trade names and complete technology and products. The Company has filed with the SEC amendments to its Quarterly Reports on Form 10-Q to reflect the restatement using the appropriate guidance and methodology. Among the factors considered by the Company to determine the allocation of the purchase price using the methodology were an estimation of the stage of completion of development of each product at the date of acquisition, an estimation of cash flows that would be achieved by any buyer resulting from the expected revenues generated from such projects, a discounting of the estimated net cash flows from the products using an effective industry-based tax rate of 35% (net of any tax benefits from the acquired assets) and a risk adjusted discount rate (which ranged from 20% to 22%) and an estimation of market royalty rates to value the brands and trade names. The in-process development consisted of consumer software products in the games, productivity and education segments. On average the in-process development projects were approximately 55% complete at the time of acquisition. The Company expects to complete the majority of the development projects associated with the 1998 acquisitions within the twelve months of the acquisition date. The Company expects that it will begin to receive the benefits of these in-process development projects during 1998. There were no anticipated material changes from historical pricing, margins or expense levels in the projects under development. In order to complete the development on schedule the Company must continue to retain key development personnel. In the event that these in-process development projects are not completed or replaced with similar projects, the Company may experience lower future revenues, operating margins and cash flows. In order to develop the acquired incomplete technology into commercially viable products, the Company will be required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards. The Company has incurred approximately $18,000 to December 31, 1998 and expects to incur a further $7,000 to complete the development of the incomplete technology for the acquisitions completed in fiscal 1998. The in-process development associated with acquisitions completed in fiscal 1997 and 1996 was generally completed approximately 16 months from the respective acquisition date in each of the transactions. In order to complete the development of the incomplete technology, the Company spent approximately $6,000 (incurred in fiscal 1996 and fiscal 1997) for the acquisitions completed in fiscal 1996 and spent approximately $500 in 1998 to complete the development of the incomplete technology acquired in 1997.

      The provision for earn-outs relates to additional payments which were earned by the former owners of certain acquired companies. The earn-out requirements are based upon meeting certain financial and other goals and are recorded when those conditions are met. The amounts are expected to be paid in shares of the Company's common stock prior to December 31, 1999.

      Professional fees relate to the investment banking, legal and accounting costs for the acquisitions.

   Interest Income (Expense) and Other

      Interest expense decreased to a net expense of $9,848 in the Year Ended December 31, 1998 as compared to a net expense of $16,152 in the Year Ended December 31, 1997 as a result of the repurchase of certain of the Senior Convertible Notes, offset by the interest costs associated with the sale of certain trade accounts receivable and by borrowings throughout the year under the bank line of credit. During 1998, the Company realized $11,053 in gains on sale of investments comprised primarily of shares in publicly traded companies held for resale.

Results of Operations - Year Ended December 31, 1997 as compared to Year Ended December 31, 1996

   Revenues

      Revenues by distribution channel for the Years Ended December 31, 1997 and 1996 are as follows:

                                      Year Ended
                                     December 31,          % of total           Year Ended           % of total
                                         1997               revenues         December 31, 1996        revenues
                                    ---------------     -----------------    ------------------    ----------------
Distribution Channel

Retail                                $    320,224                    51       $       318,734                  60
OEM                                         29,634                     5                32,244                   6
School                                      60,796                    10                30,776                   6
Direct response                             92,462                    15                53,483                  10
International                               98,072                    16                71,570                  14
Tax software and services                   19,743                     3                22,721                   4
                                    ---------------     -----------------    ------------------    ----------------
                                      $    620,931                   100       $       529,528                 100
                                    ===============     =================    ==================    ================

      Total revenues increased 17% in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 primarily due to the introduction of new software products by the Company such as Reader Rabbit's Toddler, Reader Rabbit's Preschool, Reader Rabbit's Kindergarten and Reader Rabbit's 1st Grade, The ClueFinders' 3rd Grade Adventures, The Oregon Trail 3rd Edition, The American Girls Premiere, and Riven: The Sequel to Myst (R). In the Year Ended December 31, 1997, provision for returns and allowances as a percentage of gross revenues increased to 12% from 11% in the Year Ended December 31, 1996 as a result of shorter product shelf life, changing technology and greater competition.

      Retail sales during the Year Ended December 31, 1997 grew due to the introduction of new and upgraded products by the Company. The Company believes that the increasing availability of PCs at lower prices have contributed to the increase in retail revenues. OEM sales declined due to lower demand from hardware manufacturers but this decline was offset by the revenues derived from the acquisition of Microsystems. School revenues increased primarily as a result of sales from the acquisitions of Skills Bank and Learning Services and due to the introduction of new and upgraded school software titles such as The Oregon Trail 3rd Edition. Direct response sales increased due to the acquisition of Parsons, which represented $18,846 of the increase, and continued expansion of the out-bound telesales channel during 1997. The increase in direct response revenues was partially offset by a decline in solo direct mail revenues due to the effect of the Internet and a shift in the Company's product strategy from productivity and reference products to educational products, which historically have had a lower response rate in the mail. The international business continued to expand due to the introduction of 631 new localized and translated titles during the Year Ended December 31, 1997, and due to the effect of a full year's results of Edusoft in France and Domus in Holland, which were acquired in August and September of 1996, respectively. In addition, the Company entered into several international license and distribution transactions during the Year Ended December 31, 1997 that increased revenues. Revenues from tax software and services declined due to fluctuations in the Canadian dollar exchange rates and the timing of delivery of certain products. The Canadian tax business was sold during 1998 for $45,000 in cash.

   Costs and Expenses

      The Company's costs and expenses and the respective percentages of revenues for the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 are as follows:

                                        Year Ended
                                       December 31,       % of total          Year Ended           % of total
                                           1997            revenues        December 31, 1996        revenues
                                      ---------------    --------------    ------------------    ----------------
Costs of production                     $    189,219                31       $       149,304                  28
Sales and marketing                          156,797                25               102,071                  19
General and administrative                    48,716                 8                39,806                   8
Development and software costs                89,987                14                65,262                  12
Amortization, merger and
      other charges                          543,926                88               503,520                  95
                                      ---------------    --------------    ------------------    ----------------
                                        $  1,028,645               166       $       859,963                 162
                                      ===============    ==============    ==================    ================

      Total costs and expenses increased as a percentage of revenues to 166% in the Year Ended December 31, 1997 as compared with 162% in the Year Ended December 31, 1996. The increase was primarily due to the increase in costs of production and sales and marketing as a percentage of revenues, partially offset by a decline in amortization, merger and other charges as a percentage of revenues.

      Costs of production include the cost of manuals, packaging, diskettes and CD-ROM discs, duplication, assembly and fulfillment charges. In addition, costs of production include royalties paid to third-party developers and inventory obsolescence reserves. Costs of production, as a percentage of revenues, increased to 31% in the Year Ended December 31, 1997 as compared to 28% in the Year Ended December 31, 1996. The increase in costs of production as a percentage of revenues was caused by a reduction in the retail selling prices of certain of the Company's products during the year.

      Sales and marketing costs increased to 25% of revenues in the Year Ended December 31, 1997 as compared to 19% of revenues in the Year Ended December 31, 1996. The increase as a percentage of revenues was a result of increased spending on coupon rebate programs in the retail channel, higher channel marketing costs and increased spending for print and television media advertising.

      General and administrative costs as a percentage of revenues were constant between years. The increase in expenses in the Year Ended December 31, 1997 as compared to the Year Ended December 31 1996 was due to the 1997 acquisitions.

      Development and software costs, as a percentage of revenues, increased to 14% in the Year Ended December 31, 1997 as compared to 12% in the Year Ended December 31, 1996. The increase as a percentage of revenues was due to higher costs associated with the development of new products. Overall dollars spent increased in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 as a result of the higher cost to develop titles in the Reader Rabbit multi-subject series as well as The ClueFinders' Adventures and Compton's Interactive Encyclopedia, each of which have a higher proportion of animation, graphics and online content than products developed in prior years, and as a result of the development costs associated with completion of Riven: The Sequel to Myst(R). In addition, the Company has begun to develop MMX, DVD and Internet Applet platform-based technologies, which are more expensive to develop than traditional software code.

      Amortization, merger and other charges decreased as a percentage of revenues to 88% in the Year Ended December 31, 1997 as compared to 95% in the Year Ended December 31, 1996. Amortization, merger and other charges are as follows:

                                                                     Years Ended December 31,
                                                              -------------------------------------
                                                                   1997                 1996
                                                              ---------------     -----------------
Amortization of goodwill and other intangible assets            $    455,020        $      434,520
Exit and restructuring costs                                          54,572                 4,260
Charge for incomplete technology                                      20,300                56,688
Provision for earn-outs                                                5,497                 2,917
Professional fees and other costs                                      8,537                 5,135
                                                              ---------------     -----------------
                                                                $    543,926        $      503,520
                                                              ===============     =================

      The increase in amortization of goodwill and other intangible assets in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 related primarily to a full year of amortization of goodwill and other intangible assets resulting from the acquisitions of MECC and T/Maker in 1996 and a full year of amortization of goodwill and other intangible assets resulting from the European acquisitions of Edusoft and Domus in August and September of 1996. During 1997, the amortization of goodwill and other intangible assets related to the completion of the acquisitions of The Former Learning Company and Compton's was completed.

      Exit and restructuring costs related to charges for employee severance, discontinued products, termination of certain supplier relationships and other charges related to the acquisitions. The plan was consummated during the year. The charge increased in the Year Ended December 31, 1997 as compared to the Year Ended December 31, 1996 as a result of the 1997 acquisitions and related changes in strategy related to the school channel and discontinued products.

      The charge for incomplete technology for the Year Ended December 31, 1997 related to products being developed by Creative Wonders, Parsons, and Living Books and, for the Year Ended December 31, 1996, the charge related to products being developed by MECC. In each case, the Company believes such products had not yet reached technological feasibility, had no future alternative use at the date of acquisition and required additional development to complete the software technology and products. In order to develop the acquired incomplete technology into commercially viable products, the Company was required to complete development of proprietary code, development of the artistic and graphic works and design of the remaining storyboards. The in-process development associated with each acquisition completed in fiscal 1996 and 1995 was generally completed approximately 16 months from the respective acquisition date. In order to complete the development of the incomplete technology, the Company spent approximately $6,000 (incurred in fiscal 1996 and fiscal 1997) for the acquisitions completed in fiscal 1996 and $12,000 (incurred in fiscal 1996 and fiscal 1997) for the acquisitions completed in fiscal 1995.

      The provision for earn-outs related to additional payments which were earned by the former owners of certain acquisitions completed in fiscal 1996 and fiscal 1995. The earn-out requirements are based upon meeting certain financial and other goals and are recorded when those conditions are met. The amounts due were paid in shares of the Company's common stock prior to December 31, 1998.

      Professional fees related to the investment banking, legal and accounting costs for the acquisitions.

   Interest Income (Expense) and Other

      Interest expense decreased to a net expense of $16,152 in the Year Ended December 31, 1997, as compared to a net expense of $17,423 in the Year Ended December 31, 1996, as a result of the repurchase of a portion of the Company's 5 1/2 Senior Convertible Notes Due 2000 (the "Senior Convertible Notes"), offset by the interest costs associated with the sale of certain trade accounts receivable and by borrowings throughout the year under the bank line of credit.

Liquidity and Capital Resources

      Cash and short-term investments increased from $188,956 at December 31, 1997 to $256,759 at December 31, 1998. Cash from operations generated $153,674. Investing activities used $241,962 during the year, of which approximately $120,000 was used to acquire Mindscape. Financing activities generated $174,594 of cash during the year. Included in financing activities are the net proceeds from the issuance of 8,687,500 special warrants of $134,346 that was used primarily to acquire Mindscape.

      During 1998, the Company announced that its Board of Directors authorized the further repurchase by the Company over the next twelve months of up to $50,000 principal amount of its Senior Convertible Notes from time to time in the open market and privately negotiated transactions. Any purchases would depend on price, market conditions and other factors. During the Year Ended December 31, 1998, the Company repurchased $6,000 of Senior Convertible Notes.

      As of December 31, 1998, the Company has outstanding $200,955 principal amount of Senior Convertible Notes ($10,000 of which is classified as current). The Senior Convertible Notes are redeemable by the Company on or after November 2, 1998 at declining redemption prices and are due on November 2, 2000 and convertible into common stock at $53 per share. Should the Senior Convertible Notes not convert under their terms into common stock, there can be no assurances that the Company will have sufficient cash flows from future operations to meet payment requirements under the debt or be able to refinance the notes under favorable terms or at all.

      On March 12, 1998, the Company's Canadian subsidiary, SoftKey Software Products Inc. ("SoftKey"), issued 8,687,500 special warrants in a private placement in Canada for net proceeds of $134,000. Each special warrant was exercisable without additional payment for one exchangeable non-voting share of SoftKey (an "Exchangeable Share"). The Exchangeable Shares are exchangeable at the option of the holder on a one-for-one basis for common stock of the Company. The proceeds of the private placement were used to acquire Mindscape for $122,557 and the remainder was used for general corporate purposes.

      The Company has in place a revolving line of credit (the "Line") with Fleet National Bank, as agent for a bank syndicate, to provide for a maximum availability of $147,500, as amended on August 7, 1998, of which $40,000 was outstanding at December 31, 1998 and was subsequently repaid. Borrowings under the Line become due on July 1, 2000 and bear interest at LIBOR plus .75% (6.4% at December 31, 1998). The Line is subject to certain financial covenants, is secured by a general security interest in the assets of certain operating subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. Continuation of the line of credit after a change in control of the Company is subject to consent of the banks. The proposed merger with Mattel will constitute such a change of control and may cause the revolving line of credit to become due.

      The Company, through its wholly-owned subsidiary The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse up to $100,000 in undivided interests in eligible pools of trade accounts receivable on a revolving basis during a five year period ending September 30, 2002 (of which $75,000 was used at December 31, 1998). In addition, the Company has a European accounts receivable factoring facility under which it can sell up to $25,000 of European accounts receivable on a recourse basis to its banks, which was fully used at December 31, 1998. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts. Continuation of both of these facilities after a change in control of the Company is subject to receiving consent of the banks.

      Income generated by the Company's subsidiaries in certain foreign countries cannot be repatriated to the Company in the United States without payment of additional taxes since the Company does not currently receive a

U.S. tax credit with respect to income taxes paid by the Company (including its subsidiaries) in those foreign countries.

      The Company conducts portions of its business in currencies other than U.S. dollars. The Company does not expect that it will incur any significant risk of currency translation loss due to fluctuations in those other currencies as the amounts are not material.

      The Company has expensed all costs incurred in connection with Year 2000 system conversions. The amounts incurred and expected to be incurred are not material.

      At the present time, the Company expects that its cash and short-term investments and cash flows from operations will be sufficient to finance the Company's operations for at least the next twelve months. Longer-term cash requirements are dictated by a number of external factors, which include the Company's ability to launch new and competitive products, the strength of competition in the consumer software industry and the growth of the home computer market. In addition, the Company's remaining long-term portion of the Senior Convertible Notes totaling $200,955, mature in November 2000. If the Senior Convertible Notes are not converted to common stock, the Company may be required to secure alternative financing sources. There can be no assurance that alternative financing sources will be available on terms acceptable to the Company in the future or at all. The Company continuously evaluates products and technologies for acquisitions, however no estimation of short-term or long-term cash requirements for such acquisitions can be made at this time.

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

      The Company has appointed a Year 2000 project team to develop and implement a comprehensive four-phase Year 2000 readiness plan for its worldwide operations relating to the following three areas: (1) the Company's internal systems (including information technology such as financial and order entry systems and non-information technology systems such as facilities); (2) third party customers, vendors and others with whom the Company does business and (3) the Company's products. The project team includes members of senior management and prepares progress reports to the board of directors on a regular basis. Phase One (inventory) consists of identifying all the Company's systems, relationships and products that may be impacted by Year 2000. Phase Two (assessment) involves determining the Company's current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed. Phase Three (remediation) will consist of developing a plan for those areas identified as needing correction in the assessment phase. Phase Four (implementation) will consist of executing the action plan and completing the steps identified to attain Year 2000 readiness. The Company is currently in the assessment phase of the plan for all three areas
- products, internal systems and third-party relationships - although, for certain known critical internal systems, the Company has completed the assessment and remediation phases. The Company has not yet determined a date by which it expects to complete implementation for all of the targeted areas, but it intends to complete such implementation in advance of January 1, 2000.

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

      The Company is still assessing its internal systems and third party relationships, but it currently believes that the cost of its Year 2000 inventory, assessment, remediation and implementation efforts with respect to internal systems, as well as the costs to be incurred with respect to Year 2000 issues of third parties, should not exceed $2,000, which expenditures will be funded from operating cash flows. This estimate is based upon information gathered to date, and the Company may change its cost estimate as it completes the assessment and remediation phases of its readiness plan. As discussed below, the Company believes that a substantial portion of its remediation and implementation efforts with respect to internal systems will be conducted in connection with the integration of the businesses acquired by the Company in 1998 with the Company's operations. As of February 1, 1999, the Company estimates that it has incurred costs of approximately $750 related to its Year 2000 inventory, assessment, remediation and implementation efforts with respect to internal systems. All of the $750 relates to analysis, repair or replacement of existing software, upgrades of existing software, evaluation of information received from significant vendors, service providers or customers, or consulting advisory agents. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

      In 1998 the Company acquired Mindscape, Sofsource, PF.Magic, Broderbund and Palladium, as well as their respective subsidiaries. None of these companies had made substantial progress in its own Year 2000 readiness plans with respect to internal systems or third parties. While the Company is in the process of integrating these businesses into its Year 2000 readiness plan, the addition of these businesses complicates the Company's Year 2000 inventory, assessment, remediation and implementation efforts. This effect is mitigated somewhat because the Company intends in most instances to move, or in certain cases has moved or is in the process of moving, most accounting, data processing, telephone/PBX and other IT processes of these businesses to the Company's systems, which are to a greater extent already Year 2000 ready. For example, the Company's primary software package for sales order processing, distribution, manufacturing and finance is the JD Edwards software package for Sales Order Processing, Distribution, Manufacturing and Finance version 7.3. The Company has been informed by JD Edwards and the Company believes such software package is Year 2000 ready. In connection with the planned integration of the operations of Company's recently acquired businesses, these businesses will operate from the same JD Edwards system.

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

Products

      The Company and its subsidiaries currently sell hundreds of different software products primarily for use in homes and schools, and have sold over the last few years many hundreds of additional products that have been discontinued but may still be used by consumers. As a matter of course, products currently under development are being designed to be Year 2000 compliant. The Company is also in the process of testing certain of its products for Year 2000 compliance. Results of the product testing efforts and information on the Company's testing standards are available on the Company's web site at http://www.learningco.com/y2k.

      Because the Company's products tend to have few time-sensitive components, the Company is able to use existing internal staff to identify and test its products, and the resources necessary to test its products are not significant. Because the Company is still in the assessment phase of its readiness plan with respect to its products, it is difficult to estimate with certainty the ultimate cost of its Year 2000 inventory, assessment, remediation and implementation efforts with respect to products. Due to the nature of the Company's products, however, the Company does not currently believe that such costs will be material.

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

      Important factors and assumptions that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include the factors which are responsible for period-to-period fluctuations in the Company's operating results generally. These factors include without limitation the integration of operations resulting from acquisitions of companies, delays in customer purchases in anticipation of upgrades to existing products or release of competitive products, currency fluctuations, dealer and distributor order patterns and seasonality of buying patterns of customers and the historic and recurring pattern of Company sales by which a disproportionate percentage of a quarter's total sales occur in the last month and weeks of each quarter, making predictions of revenues and earnings especially difficult and resulting in substantial risk of variance of actual results from those foregoing at any time prior to near the quarter close. In addition, the Company has entered into a Merger Agreement with Mattel. In the event that the Company experiences difficulty in integrating the operations, retaining key employees, maintaining relationships with customers and meeting product development schedules, future results and operations may be adversely effected. Additional factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include without limitation the Company's ability to develop and introduce new products or new versions of existing products, the timing of such new product introductions, expenses relating to the development and promotion of such new product introductions, changes in pricing policies by the Company or its competitors, projected and actual changes in platforms and technologies, timely and successful adaptation to such platforms or technologies, the accuracy of forecasts of consumer demand, product returns, market seasonality, changes or disruptions in the consumer software distribution channels, the effects of general economic conditions, the effects of the year 2000 problem, the rate of growth in the consumer software industry, the impact of competitive products and pricing in the consumer software industry, the sufficiency of the Company's production capacity to meet future demand for its products and the Company's ability to continue to exploit new channels of distribution for its products. In the past the Company has grown partially by acquisition, some of which have been accounted for by the purchase method, resulting in large amounts of goodwill and amortization charges. The Company may enter into similar transactions in the future. Additional factors that may cause the Company's actual results to vary from those set forth in forward-looking statements are described elsewhere in the Annual Report on Form 10-K under the heading "Future Operating Results."

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

      Adverse Effects of Competition

      The consumer software industry is highly competitive and is characterized by rapid changes in technology and customer requirements. The Company competes for retail shelf space and general consumer awareness with a number of companies that market consumer software. The Company encounters competition from both established companies, including the largest companies in the industry, and new companies that may develop comparable or superior products. A number of the Company's competitors and potential competitors have significantly greater financial and marketing resources and brand recognition than the Company. Rapid changes in technology, product obsolescence and advances in computer software and hardware require the Company to develop or acquire new products and to enhance its existing products on a timely basis. The Company's marketplace has recently experienced a higher emphasis on online and Internet related services and content designed for online and Internet delivery. If demand increases for online products and content, the demand for the Company's existing products may change. The Company may not be able to compete successfully with current and future competitors.

      Competitive pressures in the software industry have resulted, and the Company believes may continue to result, in pressure to reduce the prices of its products or risk loss of market share. In response to competitive pressures in 1997 and 1998, the Company reduced the retail selling price of certain of its educational products. The Company may further reduce its prices in the future which could reduce the Company's revenues and operating margins. During 1997, the Company and many of its competitors began using rebate coupons in order to induce consumers to purchase their products. In addition, the Company uses or has used various forms of print and television advertising to enhance brand and product awareness. The use of these methods of marketing and advertising is becoming more prevalent among the larger consumer software publishers. If the Company fails to match competitors' future marketing and advertising programs, it could risk loss of market share and corresponding revenues and operating profits.

      Large companies with well-known brand name products in the motion picture and media industries, sophisticated product marketing and technical abilities and/or financial resources that may not need to realize an immediate profit or return on investment have increasingly entered or announced their intention to enter the consumer software market. These companies include Microsoft Corporation, The Walt Disney Company, Mattel, Inc., Hasbro, Inc., IBM Corporation and Havas S.A. For example, technology companies have begun to acquire greater access to companies with content-rich products and content-oriented companies have begun to acquire greater technological capabilities. To the extent that competitors achieve a performance, price or distribution advantage, the Company's results of operations could be adversely affected. Furthermore, increased consolidation of the consumer software market may impact future growth potential and performance.

      Adverse Effects of Competition for Distribution Channels

      The Company faces intense competition for high quality and adequate levels of shelf space and promotional support from retailers. As the number of consumer software products increases, this competition for shelf space may also increase. The Company also competes for shelf space against publishers of computer games. To the extent that these vendors acquire greater shelf space, the Company's access to shelf space may be reduced. Mass merchants such as Wal-Mart and Kmart are increasingly becoming a larger portion of the Company's sales. As these retailers achieve greater market share from the traditional software retailers, the Company may experience higher marketing costs and increased competition for shelf space, which could impact future sales and operating margins.

      In addition, the increased competition for limited shelf space allows retailers and distributors to negotiate more favorable terms of sale, including price discounts and product return policies, as well as cooperative market development funds. Retailers often require software publishers to pay fees in exchange for preferred shelf space. The amounts paid to retailers by software publishers for preferred shelf space are customarily determined by arms-length negotiations on a case by case basis, and there is no general formula or industry standard for determining such fees. Retailers may not continue to purchase the Company's products, provide the Company's products with adequate levels and quality of shelf space or continue to participate with the Company in cooperative advertising, promotional or market development arrangements. In addition, the Company continuously introduces new promotional programs, including coupon rebates and other various programs through print and television media. These programs may increase the Company's cost of marketing and reduce future operating margins.

      As technology changes, the type and number of distribution channels will further change and new types of competitors, such as cable or telephone companies, are likely to emerge. The Company may not be able to compete successfully in these distribution channels. In addition, other methods of product distribution may become important in the future, including delivery of software using online services or the Internet. These new methods will necessitate certain changes in the Company's business and operations, including operational challenges such as improving download time for pictures, images and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. If online distribution channels increase, the Company will be required to modify its existing technology platforms to ensure that its products are compatible and remain competitive. The Company's success will depend on its ability to maintain access to those channels of distribution offering software in its market segments.

      Expansion through Acquisitions, Business Combinations and Strategic Alliances

      The Company believes that its customers will in the future demand that the Company offer increasing numbers of titles throughout the range of product categories. The Company believes that in many cases the most efficient means to acquire additional titles or the ability to develop or license additional titles is through acquisitions, business combinations or strategic alliances with consumer software companies and others. The Company continuously evaluates and considers other businesses of varying sizes as potential strategic partners and candidates for acquisition (whether negotiated or non-negotiated) and continuously engages in discussions with certain businesses in pursuit of possible transactions. Certain of these businesses may be substantial in size as compared to the Company. The Company may not be successful in making additional acquisitions. Even if additional acquisitions are successfully completed, the Company may not achieve its goals with respect to a particular transaction.

      The Company may experience longer product development cycles and greater risk that consumers may not accept a product if the Company seeks to further expand its entertainment and educational product offerings. In addition, companies that develop entertainment software (for PC, Sega, Nintendo and 3DO platforms) typically experience lower gross margins than the Company has experienced from its current operations. Further, if the Company uses purchase accounting for future acquisitions or business combination transactions, this accounting treatment may result in large, one-time expense charges for in-process research and development costs and short amortization periods for technology and other intangible assets acquired in the transaction.

      The consumer software industry as a whole is experiencing consolidation. Competition for suitable acquisitions, business combinations and strategic alliances and the cost of these transactions have recently been increasing. The Company may experience difficulty in identifying desirable acquisition candidates because the availability of these candidates in the computer software industry is uncertain. In addition, assuming that the Company is able to identify appropriate transaction prospects, the execution and implementation of acquisitions, business combinations and strategic alliances involves a significant time commitment from senior management and can result in large restructuring costs. The Company may not be successful in completing transactions or integrating successfully into the Company's operations the assets, businesses or relationships acquired in these transactions.

      Leverage

      As of December 31, 1998, the Company had outstanding long-term debt of approximately $200,955 comprised of 5 1/2% Senior Convertible Notes due 2000 (the "Notes"). The Notes are convertible into the Company Common Stock at a price of $53 per share. If the holders of the Notes do not convert the Notes held by them into the Company's Common Stock, the Company's operating cash flow may not be sufficient to pay the interest on the Notes. In addition, the Company may not be able to repay the Notes at maturity or in accordance with their respective terms or to refinance the Notes on favorable terms or at all.

      Management of Growth; Integration of Acquired Businesses; Key Employees

      The Company is currently experiencing a period of rapid growth that is placing and will likely continue in the future to place a strain on the Company's financial, management and other resources. For example, in 1998, the

Company acquired Mindscape, PF Magic, Sofsource, Broderbund and Palladium. The Company's ability to continue to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees. If the Company's management becomes unable to manage growth effectively, the Company's future business, operating results and financial condition could be adversely affected.

      Additionally, as a result of such acquisitions, the Company faces challenges relating to integration of operations such as coordinating geographically separate organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. The process of combining organizations may cause an interruption of, or a loss of momentum in, the activities of the Company's business, which could have an adverse effect on the revenues and operating results of the Company.

      The Company's ability to continue to manage growth, develop competitive new products and respond to rapid technological change depends on an ability to attract, motivate, manage and retain talented developers, product marketers and other employees with valuable technological and marketing expertise. The Company's educational software products require a large internal development and marketing staff. If the Company is unable to attract, motivate, manage and retain these employees, the Company's results of operations will likely be adversely affected.

      New Products and Rapid Technological Change

      The consumer software industry is undergoing substantial change and is subject to a high level of uncertainty. The Company, like other software companies, must continue to create or acquire innovative new products reflecting technological changes in hardware and software and update current products into newly accepted hardware and software formats, in order to gain and maintain a viable market for its products. PC hardware, in particular, is steadily advancing in power and function, which has expanded the market for increasingly complex and flexible software products. This has also resulted in longer periods necessary for research and development of new products and a greater degree of unpredictability in the time necessary to develop products. Furthermore, the rapid changes in the market and the increasing number of new products available to consumers have increased the risk that consumers may not accept any specific title that the Company may publish. It is expected that this trend will continue and may become more pronounced in the future.

      The Company's rights to license many of its software products are non-exclusive and, generally, of limited duration, and the Company may not be able to continue to obtain new products from developers or to maintain or expand its market share in the event that a competitor offers the same or similar software products. If the Company is unable to develop or acquire new products in a timely manner as revenues decrease from products reaching the end of their natural life cycle, the Company's results of operations will be adversely affected.

      Certain of the Company's products, including The American Girls Premiere, Myst, National Geographic and the Sesame Street line of products, contain content licensed from third parties. These licenses are of limited duration and may contain restrictions on the Company's ability to develop future products without the consent of the applicable licensor. If the Company is not able to develop future products under these agreements or enter into alternative arrangements with the same or additional licensors, the Company's operating results could be adversely affected.

      Risk of International Operations

      The Company derives approximately 15% of its revenues from sales occurring outside North America. These revenues are subject to the risks normally associated with international operations, including:

      o     currency conversion risks,

      o     limitations (including taxes) on the repatriation of earnings,

      o     slower and more difficult accounts receivable collection,

      o     greater difficulty and expense in administering business abroad,

      o     complications in complying with foreign laws, and

      o the necessity of obtaining export licenses (which on occasion may be delayed or difficult to obtain).

      The laws of foreign jurisdictions may not protect the Company's proprietary rights to the same extent as the laws of the United States. Software piracy has been, and can be expected to be, a persistent problem for participants in the "shrink-wrap" software industry, including the Company. These problems are particularly acute in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East.

      Protection of Proprietary Rights; Risk of Infringement Claims

      The Company relies on a combination of trade secret, copyright, trademark and other proprietary rights laws and license agreements to protect its rights to its software products and related documentation. The Company does not have any patents. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized copying of the Company's software because of the difficulties in policing and enforcement of proprietary laws. The Company generally licenses its externally developed products rather than transferring title and has relied on license and other agreements to establish ownership rights and to maintain confidentiality. Consistent with standard industry practice, the Company's products generally are licensed pursuant to "shrink-wrap" licenses that are not signed by the licensee. The enforceability of these licenses has not been conclusively determined. The Company's products do not contain any mechanisms to prevent or inhibit unauthorized copying.

      The Company has registered numerous trademarks in the United States and Canada, and a smaller number in other countries, for titles or components of its products and has trademark registrations pending in the United States and other countries for various new products.

      The Company periodically receives communications alleging or suggesting that its products may incorporate material covered by the copyrights, trademarks or other proprietary rights of third parties. With the increased use of music and animation in CD-ROM products and the increased number of software products on the market generally, the Company is likely to experience an increase in the number of infringement claims asserted against it in the future. With respect to licensed products, the Company generally obtains indemnification from the licensors of these products. The Company's policy is to investigate the factual basis of these communications and to resolve these matters promptly by enforcing its rights, negotiating licenses (if necessary) or taking other appropriate actions.

      In certain circumstances, litigation may be necessary to enforce the Company's proprietary rights, to protect copyrights, trademarks and trade secrets and other intellectual property rights owned by the Company or its licensors, to defend the Company against claims that its products infringe on the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. Litigation with respect to proprietary rights may result in substantial costs and diversion of management's attention, which could have an adverse effect on the Company's business, operating results or financial condition. Adverse determinations in litigation relating to any of the Company's products could result in the loss of the Company's proprietary rights, subject the Company to liabilities, require the Company to seek licenses from third parties or prevent the Company from selling that product.

      Dependence on Major Supplier

      In 1998, the production, assembly and distribution of the Company's North American line of products was performed by two units of Bertelsmann AG (collectively, "BMG") (with the exception of school channel products, certain OEM products and certain other products). The Company believes that BMG's existing production capacity is sufficient to handle anticipated increases in volume and titles into the foreseeable future; however, any termination or modification of the relationship with BMG could result in a short-term business interruption for the Company.

      History of Operating Losses

      A variety of factors may cause period-to-period fluctuations in the Company's operating results, including:

      o integration of operations resulting from acquisitions of companies, products or technologies;

      o revenues and expenses relating to the introduction of new products or new versions of existing products;

      o     changes in selling prices;

      o customer delays in purchases in anticipation of upgrades to existing products;

      o     currency fluctuations;

      o     dealer and distributor order patterns;

      o     general economic trends; and

      o     a slowdown of PC sales and seasonality of customer buying patterns.

      Historical operating results of the Company and its predecessors cannot be relied upon as indicative of the future performance of the Company. On an historical basis, the net losses of the Company were as follows:

Fiscal year  Net losses
-----------  ----------
   1996      $376,460 (after amortization, merger and other charges of $503,520)
   1997      $494,910 (after amortization, merger and other charges of $543,926)
   1998      $105,352 (after amortization, merger and other charges of $258,314)

The Company may not be profitable in the future.

      Capital Resources

      The expansion of the Company's current business involves significant financial risk and capital investment. The Company may not be able to obtain financing in the future to meet its needs.

      Dependence on Continued Personal Computer Sales

      The success of the Company is dependent upon the continuing use of personal computers ("PCs"), and especially multimedia PCs, in the consumer and school market. A general decrease in unit sales of PCs or shift to an alternative means of delivery could adversely affect the Company's future results of operations.

      Volatility of Stock Price

      The Company's Common Stock is quoted on the New York Stock Exchange. The market price of the Common Stock, like that for the shares of many other high technology companies, has been and may continue to be volatile. Recently, the stock market in general and the shares of PC software companies in particular have experienced significant price fluctuations. These broad market fluctuations, as well as general economic and political conditions and factors such as quarterly fluctuations in results of operations, the announcement of technological innovations, the introduction of new products by the Company or its competitors and general conditions in the computer hardware and software industries may have a significant impact on the market price of the Company's Common Stock.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company invests its excess cash in short-term marketable securities at various maturity dates, which are readily saleable in the market. These securities are subject to interest rate risk, as changes in interest rates affect the fair market value of available-for-sale securities. In addition, the Company is exposed to interest rate fluctuations on its revolving line of credit. The Company believes that any effect on its financial condition due to a change in interest rates would be immaterial.

      The Company conducts portions of its business in currencies other than U.S. dollars. The Company does not expect that it will incur any significant risk of currency translation loss due to fluctuations in those currencies as the amounts are not material.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements set forth on page 34 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCOLOSURE

      None

                           THE LEARNING COMPANY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants.............................................35

Consolidated Balance Sheets as of December 31, 1998 and 1997 .................36

Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996.........................................37

Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996.............................38

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.........................................40

Notes to Consolidated Financial Statements....................................42

Financial Statement Schedule of Valuation and Qualifying Accounts
     for the Years Ended December 31, 1998, 1997 and 1996.....................61

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of The Learning Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Learning Company, Inc. and its subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP


Boston, Massachusetts
March 26, 1999

                           THE LEARNING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                    December 31,   December 31,
                                                                        1998           1997
                                                                    -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash and short-term investments                                   $   256,759    $   188,956
  Accounts receivable, less allowances of $83,873 and
    $47,643, respectively                                               167,001        161,927
  Inventories                                                            59,912         39,382
  Other current assets                                                   56,514         35,863
                                                                    -----------    -----------
                                                                        540,186        426,128
                                                                    -----------    -----------
Fixed assets and other, net                                              54,840         51,798
Goodwill and other intangible assets, net                               225,775        145,848
                                                                    -----------    -----------
                                                                    $   820,801    $   623,774
                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses                       $    69,046    $   101,045
  Other current liabilities                                              52,902         52,851
  Recourse accounts receivable factoring facilities                      25,000             --
  Line of credit                                                         40,000         35,150
  Merger related accruals                                                25,248         12,533
  Current portion of long-term obligations                               10,148         10,717
  Purchase price payable                                                 19,674          7,896
                                                                    -----------    -----------
                                                                        242,018        220,192
                                                                    -----------    -----------
LONG-TERM OBLIGATIONS:
  Long-term debt                                                        191,244        294,356
  Accrued and deferred income taxes                                      93,805         75,167
  Other                                                                   7,548          8,069
                                                                    -----------    -----------
                                                                        292,597        377,592
                                                                    -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $.01 par value - Authorized 750,000 shares, issued and outstanding 750,000 shares at December 31, 1998 and 1997 (liquidation value of $150,000)
  Common stock, $0.01 par value - Authorized - 200,000,000                    8              8
    shares; issued and outstanding 87,277,033 and 65,524,559
    shares at December 31, 1998 and 1997, respectively
  Special voting share - Authorized and issued - one share                  873            656
    representing the voting rights of 5,154,831 and 1,478,929 and outstanding Exchangeable Shares (for common stock) at
    December 31, 1998 and 1997, respectively                                 --             --
  Additional paid-in-capital                                          1,428,355      1,040,463
  Accumulated deficit                                                (1,138,099)      (998,310)
  Accumulated other comprehensive loss                                   (4,951)       (16,827)
                                                                    -----------    -----------
                                                                        286,186         25,990
                                                                    -----------    -----------
                                                                    $   820,801    $   623,774
                                                                    ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           THE LEARNING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                      Years Ended December 31,
                                            --------------------------------------------
                                                1998            1997            1996
                                            ------------    ------------    ------------
REVENUES                                    $    839,315    $    620,931    $    529,528

COSTS AND EXPENSES:
   Costs of production                           268,798         189,219         149,304
   Sales and marketing                           229,613         156,797         102,071
   General and administrative                     60,821          48,716          39,806
   Development and software costs                 96,819          89,987          65,262
   Amortization, merger and other charges        258,314         543,926         503,520
                                            ------------    ------------    ------------
      Total operating expenses                   914,365       1,028,645         859,963
                                            ------------    ------------    ------------

OPERATING LOSS                                   (75,050)       (407,714)       (330,435)
                                            ------------    ------------    ------------
INTEREST INCOME (EXPENSE) AND OTHER:
   Interest income                                 7,787           6,330           9,280
   Interest expense                              (17,635)        (22,482)        (26,703)
   Gains on sale of investments                   11,053              --              --
                                            ------------    ------------    ------------
                                                   1,205         (16,152)        (17,423)
                                            ------------    ------------    ------------

LOSS BEFORE TAXES                                (73,845)       (423,866)       (347,858)

PROVISION FOR INCOME TAXES                        31,507          71,044          28,602
                                            ------------    ------------    ------------

NET LOSS                                    $   (105,352)   $   (494,910)   $   (376,460)
                                            ============    ============    ============
NET LOSS PER SHARE:
   Basic and diluted                        $      (1.28)   $      (7.48)   $      (6.56)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
   Basic and diluted                          82,274,000      66,183,000      57,347,000

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           THE LEARNING COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                            Series A
                                           Preferred                  Common Stock
                                   --------------------------   --------------------------

                                     Shares          Amount       Shares          Amount
                                   -----------    -----------   -----------    -----------
Balance, December 31, 1995                  --    $        --        46,860    $       469
Acquisition of MECC                         --             --         9,214             92
Other acquisitions                          --             --           899              9
Conversion of debt to common
   stock                                    --             --           158              2
Stock issued under exercise of
   options                                  --             --         3,319             32
Conversion of Exchangeable
   Shares to common stock                   --             --            45             --
Stock issued for settlement of
   expenses                                 --             --           500              5
Repurchase of common stock                  --             --           (80)            --
Comprehensive loss:
   Net loss for year                        --             --            --             --
   Other comprehensive loss                 --             --            --             --
Comprehensive loss
                                   -----------    -----------   -----------    -----------
Balance, December 31, 1996                  --             --        60,915            609
Net income for three months
   ended November 30, 1996 of
   Broderbund not included                  --             --            --             --
Issuance of Series A Preferred
   Stock                                   750              8            --             --
Issuance of special warrants                --             --            --             --
Conversion of Exchangeable
   Shares to common stock                   --             --            73             --
Stock issued under exercise
   of stock options                         --             --         1,249             12
Stock issued to settle earn-outs            --             --           135              2
Other acquisitions                          --             --         3,500             33

Stock issued under employee
   stock plan                               --             --            52             --
Repurchase of common stock                  --             --          (400)            --
Comprehensive loss:
   Net loss for year                        --             --            --             --
   Other comprehensive loss                 --             --            --             --
Comprehensive loss
                                   -----------    -----------   -----------    -----------
Balance, December 31, 1997                 750    $         8        65,524    $       656


                                                                  Accumulated
                                     Additional                      Other          Total
                                      Paid-In      Accumulated   Comprehensive   Stockholders'
                                      Capital        Deficit         Loss           Equity
                                    -----------    -----------    -----------    -----------
Balance, December 31, 1995          $   467,236    $  (129,642)   $    (9,470)   $   328,593
Acquisition of MECC                     240,670             --             --        240,762
Other acquisitions                       15,247             --             --         15,256
Conversion of debt to common
   stock                                  3,051             --             --          3,053
Stock issued under exercise of
   options                               28,661             --             --         28,693

Conversion of Exchangeable
   Shares to common stock                    --             --             --             --
Stock issued for settlement of
   expenses                              13,015             --             --         13,020
Repurchase of common stock               (3,433)            --             --         (3,433)
Comprehensive loss:
   Net loss for year                         --       (376,460)            --       (376,460)
   Other comprehensive loss                  --             --         (1,593)        (1,593)
Comprehensive loss                                                                  (378,053)
                                    -----------    -----------    -----------    -----------
Balance, December 31, 1996              764,447       (506,102)       (11,063)       247,891
Net income for three months
   ended November 30, 1996 of
   Broderbund not included                   --          8,895             --          8,895
Issuance of Series A Preferred
   Stock                                202,025             --             --        202,033
Issuance of special warrants             57,462             --             --         57,462
Conversion of Exchangeable
   Shares to common stock                    --             --             --             --
Stock issued under exercise
   of stock options                      11,915             --             --         11,927
Stock issued to settle earn-outs          2,021             --             --          2,023
Other acquisitions                       15,897         (6,193)            --          9,737

Stock issued under employee
   stock plan                             1,270             --             --          1,270
Repurchase of common stock              (14,574)            --             --        (14,574)
Comprehensive loss:
   Net loss for year                         --       (494,910)            --       (494,910)
   Other comprehensive loss                  --             --         (5,764)        (5,764)
Comprehensive loss                                                                  (500,674)
                                    -----------    -----------    -----------    -----------
Balance, December 31, 1997          $ 1,040,463    $  (998,310)   $   (16,827)   $    25,990

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           THE LEARNING COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (continued)

                                          Series A
                                         Preferred                  Common Stock
                                 --------------------------   -------------------------

                                   Shares          Amount       Shares         Amount
                                 -----------    -----------   -----------   -----------
Balance, December 31, 1997               750    $         8        65,524   $       656
Net income for one month
   ended December 31, 1997
   of Broderbund not included
   in combination                         --             --            --            --
Conversion of debt to common
   stock                                  --             --         3,435            34
Stock issued under exercise of
   options                                --             --         3,902            39
Conversion of Exchangeable
   Shares to common stock                 --             --         9,083            91
Acquisition of Mindscape, Inc.            --             --         1,367            14
Acquisition of Sofsource, Inc.            --             --         1,641            16
Other acquisitions                        --             --         1,314            13
Stock issued for settlement of
   earn-outs                              --             --           264             3
Stock issued under Employee
   Stock purchase plan                    --             --            47            --
Issuance of special warrants              --             --            --            --
Issuance of restricted stock              --             --           700             7
Comprehensive loss:
   Net loss for the year                  --             --            --            --
   Other comprehensive loss               --             --            --            --
Comprehensive loss
                                 -----------    -----------   -----------   -----------
Balance, December 31, 1998               750    $         8        87,277   $       873
                                 ===========    ===========   ===========   ===========


                                                                Accumulated
                                   Additional                      Other          Total
                                    Paid-In      Accumulated   Comprehensive   Stockholders'
                                    Capital        Deficit         Loss           Equity
                                  -----------    -----------    -----------    -----------
Balance, December 31, 1997        $ 1,040,463    $  (998,310)   $   (16,827)   $    25,990
Net income for one month
   ended December 31, 1997
   of Broderbund not included
   in combination                          --            209             --            209
Conversion of debt to common
   stock                               92,968             --             --         93,002
Stock issued under exercise of
   options                             42,692             --             --         42,731
Conversion of Exchangeable
   Shares to common stock                 (91)            --             --             --
Acquisition of Mindscape, Inc.         35,225             --             --         35,239
Acquisition of Sofsource, Inc.         48,993             --             --         49,009
Other acquisitions                     26,681        (34,646)            --         (7,952)
Stock issued for settlement of
   earn-outs                            5,569             --             --          5,572
Stock issued under Employee
   Stock purchase plan                    870             --             --            870
Issuance of special warrants          134,346             --             --        134,346
Issuance of restricted stock              639             --             --            646
Comprehensive loss:
   Net loss for the year                   --       (105,352)            --       (105,352)
   Other comprehensive loss                --             --         11,876         11,876
Comprehensive loss                                                                 (93,476)
                                  -----------    -----------    -----------    -----------
Balance, December 31, 1998        $ 1,428,355    $(1,138,099)   $    (4,951)   $   286,186
                                  ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           THE LEARNING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Years Ended December 31,
                                                               -----------------------------------
                                                                  1998         1997         1996
                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(105,352)   $(494,910)   $(376,460)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation, amortization and merger                        211,507      534,612      463,297
    Charges for incomplete technology                             56,826       32,467       64,697
    Equity in earnings of joint venture                               --           --         (217)
    Provision for returns and doubtful accounts                  127,024      108,159       64,193
    Provision for income taxes                                    31,507       64,888       (1,334)
Change in assets and liabilities (net of acquired assets and liabilities):
    Accounts receivable                                         (125,689)    (153,656)    (115,570)
    Inventories                                                  (13,793)     (15,911)       2,754
    Other current assets                                           8,293        3,376        4,520
    Other long-term assets                                        (3,932)      (8,625)      (4,308)
    Accounts payable and accrued expenses                        (29,052)      35,684        5,146
    Other long-term obligations                                   (3,665)      (1,629)       9,453
                                                               ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        153,674      104,455      116,171
                                                               ---------    ---------    ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Businesses acquired, net of cash on-hand                      (156,059)    (106,606)         498
  Purchases of property and equipment, net                          (272)     (10,872)      (8,902)
  Software development costs                                     (26,786)     (27,299)     (12,344)
  Short-term investments                                          19,954      (43,428)     (17,702)
  Merger related accruals                                        (78,799)     (53,832)     (39,167)
  Payments to stockholders of The Former Learning Company             --           --      (25,025)
                                                               ---------    ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                          (241,962)    (242,037)    (102,642)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of stock, options and warrants           55,577       12,613       31,581
  Borrowings under line of credit                                 (2,300)      10,150       25,000
  Payments on term notes                                              --           --       (4,832)
  Payments on capital lease obligations                           (1,111)      (2,676)      (1,874)
  Repurchase of senior  notes                                     (6,000)     (28,000)     (18,350)
  Costs incurred to issue Series A Preferred Stock                    --      (10,701)          --
  Repurchase of common stock                                          --      (14,573)      (3,433)
  Proceeds from issue of  special warrants                       134,346       57,462           --
  Other                                                           (5,918)       1,821       (1,092)
                                                               ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        174,594       26,096       27,000
                                                               ---------    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                          377       (2,209)      (1,321)
                                                               ---------    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           86,683     (113,695)      39,208

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 103,634      219,119      179,911

EFFECT OF BRODERBUND'S EXCLUDED RESULTS                            1,074       (1,790)          --
                                                               ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       191,391      103,634      219,119

SHORT-TERM INVESTMENTS                                            65,368       85,322       41,894
                                                               ---------    ---------    ---------

CASH AND SHORT-TERM INVESTMENTS                                $ 256,759    $ 188,956    $ 261,013
                                                               =========    =========    =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           THE LEARNING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                 (In thousands)

                                                                          Years Ended December 31,
                                                                       ------------------------------
                                                                         1998       1997       1996
                                                                       --------   --------   --------
SUPPLEMENTAL SCHEDULING OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Common stock issued to acquire Mindscape                               $ 30,000   $     --   $     --
Common stock issued to acquire Sofsource                                 45,000         --         --
Common stock issued to settle earn-out agreements                         5,572         --         --
Common stock issued in exchange for Senior Notes                         96,695         --         --
Issuance of Series A Preferred Stock to retire debt                          --    202,033         --
Common stock issued to settle earn-out agreements                            --      2,023         --
Common stock issued to acquire MECC                                          --         --    221,319
Increase in APIC due to value of in-the-money employee stock options
   acquired in connection with acquisitions                                  --      2,969     19,444
Common stock issued for acquisitions                                         --      7,321     15,255
Conversion of debt to equity                                                 --         --      3,053
Common stock issued for settlement of expenses                               --         --     10,132
Equipment acquired under capital leases                                      --         --      1,262


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest paid                                                          $ 20,460   $ 29,914   $ 28,547
Income taxes paid                                                         8,227      7,684     10,971

              The accompanying notes are an integral part of these
                       consolidated financial statement0s

                           THE LEARNING COMPANY, INC.
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Business

      The Learning Company, Inc. ("TLC" or the "Company") is a leading publisher of consumer software for personal computers. The Company sells its products in the retail channel through mass merchants, consumer electronic stores, price clubs, office supply stores, software specialty stores and distributors; to original equipment manufacturers ("OEMs"); to schools and to end-users through direct response and on-line methods. The Company's principal market is in the United States and Canada. The Company has international operations in Germany, Ireland, France, Holland, the United Kingdom, Japan and Australia.

      On August 31, 1998, the Company acquired Broderbund Software, Inc. ("Broderbund"), a developer and publisher of consumer software for the home and school pursuant to an agreement and plan of merger dated June 21, 1998. This transaction was accounted for using the pooling-of-interests method of accounting. The accompanying Consolidated Financial Statements of the Company have been restated to include the results and balances of Broderbund for all periods presented.

      The Company's fiscal year is the 52 or 53 weeks ending on or after December 31. For clarity of presentation herein, all references to December 31, 1998 relate to balances as of January 2, 1999, references to December 31, 1997 relate to balances as of January 3, 1998, the period from January 4, 1998 to January 2, 1999 is referred to as the "Year Ended December 31, 1998", the period from January 5, 1997 to January 3, 1998 is referred to as the "Year Ended December 31, 1997", and the period from January 7, 1996 to January 4, 1997 is referred to as the "Year Ended December 31, 1996".

   Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions regarding items such as return reserves and allowances, net realizable value of intangible assets, allocation of purchase price in acquisitions, valuation allowances for deferred tax assets that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include: return reserves, inventory reserves, valuation of acquired assets from acquisitions, valuation of deferred tax assets and valuation and useful lives of intangible assets. Actual results could differ from these estimates.

      The balance sheet of the Company as of December 31, 1997 has been combined with the balance sheet of Broderbund as at November 30, 1997. Retained earnings have been charged with the net income for the omitted one month period of December 31, 1997 of $682. Revenues, operating expenses and operating income for the excluded one month of December 1997 were $28,712, $27,974 and $738, respectively. The statements of operations, cash flows, and stockholders' equity of the Company for the Years Ended December 31, 1997 and 1996 have been combined with those of Broderbund for the twelve month period ended November 30, 1997 and the year ended August 31, 1996. Broderbund's results for the period from September 1, 1996 through November 30, 1996 have been omitted from the statement of operations and have been included as a separate line item in the statement of stockholders' equity. Revenue, operating income and net income of Broderbund for the period omitted were $61,491, $13,518, and $8,895, respectively.

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

   Revenue Recognition

      Revenues are primarily derived from the sale of software products and from software licensing and royalty arrangements.

      Revenues from the sale of software products are recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Costs related to insignificant post shipment obligations are accrued when revenue is recognized for the sale of the related products. Allowances for estimated returns are provided at the time of sale and allowances for price protection are provided at the time of commitment and charged against revenues. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience and by channel of distribution. The estimates determined for reserves for returns and allowances are based upon information available at the reporting date. To the extent the future market, sell-through experience, customer mix, channels of distribution, product pricing and general economic and competitive conditions change, the estimated reserves required for returns and allowances may also change. Revenues from royalty and license arrangements are recognized as earned based upon performance or product shipments.

   Advertising and Marketing Costs

      The Company charges direct response advertising costs to sales and marketing expense as incurred. Direct response costs eligible for capitalization are not material at December 31, 1998 or 1997. Co-operative advertising and other channel marketing programs are expensed in the period the programs are run or over the period of the specific contract for services and are included in sales and marketing expense. The Company offers various coupon rebate programs to its end-user customers. The Company provides for the expected cost of the coupon redemption at the time of sale under sales and marketing expense. The cost is estimated based upon the expected coupon redemption rate on a product-by-product basis and is adjusted at each reporting period for actual results. Fees for preferred shelf space are expensed as incurred as sales and marketing expense.

   Investments in Affiliates

      Prior to January 1997, the Company and Random House, Inc. (collectively, the "Partners") participated in a joint venture to publish story-based multimedia software for children. The joint venture, Living Books, combined resources of these two publishers and was 50% owned by each. The Company's contribution to the joint venture consisted of the Living Books product line existing at the time and the technology and people to produce more Living Books. Random House, Inc. contributed cash and access to its library of children's books and authors. The joint venture was responsible for all research and development, manufacturing and marketing costs associated with the Living Books products. The Partners each distributed Living Books products through their respective distribution channels under an affiliated label arrangement. The Company reported revenues of $1,393 and $18,041 during the Years Ended 1997 and 1996 from distribution of Living Books products as affiliated label products. Prior to January 1, 1997, the Company reported its share in earnings of Living Books using the equity method of accounting. The equity earnings were not material. As of January 1, 1997, the Company purchased Random House's 50% share in this joint venture (see Note 2 - Business Combinations). The results of Living Books after this date are reflected in the accompanying financial statements.

   Cash and Short-Term Investments

      Cash and equivalents consist of cash in banks and investments in highly liquid short-term instruments with original maturities of 90 days or less. Short-term investments consist principally of municipal bonds and U.S. government agency notes.

      The Company accounts for investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Under SFAS No. 115, investments in equity and debt securities are classified in three categories and accounted for based upon the classification. The Company has accounted for and considers investments in all securities as "available-for sale" pursuant to SFAS No. 115 and has recorded such investments at fair value with unrealized gains and losses reported as a component of stockholders' equity.

   Fair Value of Financial Instruments

      Cost approximates fair value for each class of financial instruments below. The carrying values of short-term investments are based upon quoted market prices.

                                                  December 31,
                                        -------------------------------
                                            1998             1997
                                            ----             ----
Cash and equivalents:
   Cash and money market funds            $  174,641       $    98,359
   Commercial paper                           16,750               875
   Municipal securities                           --             3,200
   Money market preferreds                        --             1,200
                                        -------------    --------------
                                             191,391           103,634
Short-term investments:
   Municipal securities                       36,225            72,198
   Money market preferreds                        --             3,012
   U.S. Government agencies                   27,107             7,084
   Commercial paper                               --             1,000
   Corporate notes                             2,036             2,028
                                        -------------    --------------
Cash and short-term investments           $  256,759       $   188,956
                                        =============    ==============

Any unrealized holding gains or losses or short-term investments are not material. The Company also has various marketable equity securities held for resale. At December 31, 1998, the unrealized gain on these marketable equity securities was $10,249 and is included in other comprehensive income (loss). These marketable equity securities have a cost basis of $2,695 at December 31, 1998. The Company did not have any material marketable equity securities at December 31, 1997.

   Accounting for Transfers and Servicing Financial Assets

      The Company follows Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 125 applies a control-oriented, financial-components approach to financial asset transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. The Company, through its wholly owned subsidiary The Learning Company Funding, Inc. (a separate special purpose corporation), is party to a receivables purchase agreement whereby it can sell without recourse undivided interests in eligible pools of trade accounts receivable of up to $100,000 on a revolving basis during a five year period ending September 30, 2002, of which $75,000 and $65,000 was used at December 31, 1998 and 1997, respectively. In addition, during 1998, the Company entered into a European accounts receivable factoring facility, whereby it can sell up to $25,000 of European accounts receivable on a recourse basis to its banks, of which $25,000 was used as at January 2, 1999. The Company acts as servicing agent for the sold receivables in the collection and administration of the accounts. Continuation of both of these facilities after a change in control of the Company is subject to consent of the banks.

   Inventories

      Inventories are stated at the lower of weighted average cost or net realizable value and include third-party assembly costs, CD-ROM discs, manuals and an allocation of fixed overhead.

                                               December 31,
                                       ----------------------------
                                           1998            1997
                                       -----------     ------------
            Components                  $    5,622      $     8,333
            Finished goods                  54,290           31,049
                                       -----------     ------------
                                        $   59,912      $    39,382
                                       ===========     ============

   Property and Equipment

      Property and equipment are stated at the lower of cost, net of accumulated depreciation or net realizable value. Depreciation is calculated using accelerated and straight-line methods over the following useful lives:

      Buildings                          30 years
      Computer equipment                 3-7 years
      Furniture and fixtures             3-7 years
      Leasehold improvements             Shorter of the life of the lease
                                         or the estimated useful life

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

   Goodwill and Intangible Assets

      The excess cost over the fair value of net assets acquired, referred to as goodwill, is amortized on a straight-line basis over 10 years. The cost of identified intangible assets is generally amortized on a straight-line basis over their estimated useful lives of 2 to 10 years. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt financing.

      The carrying value of goodwill and intangible assets is reviewed on a quarterly and annual basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date no such impairment has occurred. The Company determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of the impairment based on the related future estimated discounted cash flows. The cash flow estimates that are used to determine the amount of an impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at the time. Goodwill and other intangible assets have been presented net of accumulated amortization of $1,009,045 at the end of fiscal 1998 and $920,871 at the end of fiscal 1997.

                                          Estimated
                                         useful life                     Net balance
Description                                in years                    at December 31,
                                        ---------------    -----------------------------------------
                                                                  1998                    1997
                                                           ------------------      -----------------
Goodwill                                   3 to 10          $         86,762        $        65,029
Acquired technology and products           2 to 10                    29,064                 16,771
Brands and related content rights          3 to 10                   106,113                 55,581
Deferred financing costs                      5                          493                  3,828
Other intangible assets                       3                        3,343                  4,639
                                                           ------------------      -----------------
                                                            $        225,775        $       145,848
                                                           ==================      =================

   Development and Software Costs

      Development and software costs are expensed as incurred. Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Capitalized software development costs on a product-by-product basis are being amortized using the straight-line method over the remaining estimated economic life of the product, which is generally twelve months beginning when the product is launched, which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. At December 31, 1998 and 1997, the Company had net capitalized software development costs of $24,280 and $13,665, respectively, which are included in other current assets. Amortization expense of software development costs was $20,208, $12,052 and $9,904 in each of the Years Ended December 31, 1998, 1997 and 1996, respectively.

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

   Comprehensive Income (Loss)

      During 1998, the Company adopted SFAS No. 130., Reporting Comprehensive Income ("SFAS No. 130"). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss), unrealized gains (losses) on securities available for resale and foreign currency translation adjustments and is presented as a component in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

   Computation of Earnings Per Share

      The Company follows Statement of Accounting Standards No. 128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible debentures, preferred stock, stock options and warrants. The dilutive computations do not include common stock equivalents for the years ended December 31, 1998, 1997 and 1996 as their inclusion would be antidilutive.

(2) BUSINESS COMBINATIONS

   Mattel

      On December 13, 1998, the Company entered into a merger agreement with Mattel, Inc. ("Mattel") (the "Merger Agreement") pursuant to which each share of common stock of the Company will be exchanged for not less than 1.0 nor more than 1.2 shares of Mattel common stock, and the Company will be merged with and into Mattel. Subject to this minimum and maximum, the exact number of shares of Mattel common stock shares to be issued to stockholders of the Company will be determined by dividing $33.00 by an average of the closing prices of Mattel common stock on the New York Stock Exchange in accordance with procedures set forth in the Merger Agreement (the "Exchange Ratio"). Each share of Series A Preferred Stock will be converted into the right to receive a number of shares of Mattel common stock equal to the Exchange Ratio multiplied by twenty (the rate at which each share of Series A Preferred Stock is convertible into shares of common stock of the Company). Each exchangeable non-voting shares of the Company's subsidiary, SoftKey Software Products Inc., will become exchangeable for one share of Mattel common stock multiplied by the Exchange Ratio. The transaction is expected to be accounted for using the pooling-of-interests method of accounting. The closing of the transaction is subject to certain conditions, including regulatory and stockholder approvals of each company.

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

The balances as at December 31, 1997 and the results for the years ended December 31, 1997 and 1996 have been restated to include the balances and results of Broderbund. The balance sheet of the Company as at December 31, 1997 has been combined with the balance sheet of Broderbund as at November 30, 1997. Retained earnings have been charged with the net income for the omitted period of December 31, 1997 of $682. Revenues, operating expenses and operating income for the excluded month of December 1997 were $28,712, $27,974 and $738, respectively. The financial results for the Year Ended December 31, 1998 include the results of the previously separate businesses for the Six Months Ended June 30, 1998 prior to the consummation of the combination. Revenues and net loss from the previously separate operations of the Company and Broderbund were revenues of $242,853 and $108,466 and net loss of $154,159 and $24,636, respectively, in the Six Months Ended June 30, 1998, which are included in these financial statements. Results on a stand-alone basis for each Company were as follows:

                                   The
        Year Ended              Learning                               Combined
    December 31, 1997            Company    Broderbund   Adjustments   Restated
---------------------------    ----------   ----------   -----------  ----------
Revenues                       $ 392,438    $ 228,493    $      --    $ 620,931
Operating loss                  (393,055)     (23,659)       9,000     (407,714)
Net loss                        (475,667)     (11,800)      (7,443)    (494,910)
Net loss per share                 (9.59)       (0.71)          --        (7.48)

                                   The
        Year Ended              Learning                               Combined
    December 31, 1996            Company    Broderbund   Adjustments   Restated
---------------------------    ----------   ----------   -----------  ----------
Revenues                       $ 343,321    $ 186,207    $      --    $ 529,528
Operating income (loss)         (381,312)      59,877       (9,000)    (330,435)
Net income (loss)               (405,451)      36,777       (7,786)    (376,460)
Net income (loss) per share        (9.94)        2.22           --        (6.56)

      In order to conform the application of generally accepted accounting principles between the two separate entities an adjustment to increase the valuation allowance for income tax assets of $16,443 and $1,214 was recorded in each of the Years Ended December 31, 1997 and 1996, respectively, and $14,808 was charged to opening retained earnings relating to years prior to 1996. The adjustments increase the valuation allowance for uncertainty of recoverability of income tax assets of Broderbund as it was determined that it was more likely than not that some or all of the assets would not be realized under the combined entity. There were no intercompany transactions between the two companies other than a termination fee of $18,000 paid by the Former Learning Company to Broderbund in December 1995 related to the proposed merger between the two companies that was terminated. This amount was recorded as other income by Broderbund and was included in the determination of the purchase price of the Former Learning Company by the Company. Accordingly, the termination fee has been eliminated from the Broderbund net income for the year ended August 31, 1996 and the purchase price of the Former Learning Company has been reduced, resulting in a reduction in amortization of goodwill of $9,000 in each of the Years Ended December 31, 1997 and 1996.

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

   Other 1998 Combinations

      On May 14, 1998, the Company acquired P.F. Magic, Inc. ("PF Magic"), a virtual life entertainment software company, in exchange for the issuance of 521,021 shares of common stock. On December 3, 1998, the Company acquired Palladium Interactive, Inc. ("Palladium"), a genealogy software company, in exchange for the issuance of 788,547 shares of common stock. Each of these transactions was accounted for using the pooling-of-interests method of accounting. The Consolidated Financial Statements for years prior to December 31, 1998 do not include the results and balances of these companies as they were deemed to be immaterial to the Consolidated Financial Statements for those periods.

   Creative Wonders

      On October 23, 1997, the Company acquired control of Creative Wonders, L.L.C. ("Creative Wonders"), an educational software company that publishes, among other titles, the Sesame Street line of products, for a purchase price of $37,799 including the value of employee stock options assumed and estimated transaction costs. The purchase price included cash payments of $33,883. This transaction was accounted for using the purchase method of accounting. Pro forma results for Creative Wonders were not material.

   Parsons Technology

      On August 6, 1997, the Company acquired control of Parsons Technology ("Parsons"). Parsons is a direct-to-consumer marketing organization which publishes a range of consumer software. This transaction was accounted for under the purchase method of accounting. The purchase price was approximately $31,000 in cash, including transaction costs. Pro forma results for Parsons were not material.

   Living Books

      On January 1, 1997, the Company acquired the remaining 50% interest in the Living Books joint venture. This transaction was accounted for under the purchase method of accounting and was accomplished by a combination of cash and restricted stock, with an aggregate purchase price of approximately $18,370, including transaction costs. Pro forma results for Living Books were not material.

   Other 1997 Combinations

      On September 19, 1997, the Company acquired Learning Services Inc. ("Learning Services"), a national school software catalog for teachers, in exchange for the issuance of 709,976 shares of common stock. On September 29, 1997, the Company acquired Skills Bank Corporation ("Skills Bank"), a developer of educational and remedial software products for adult, adolescent and K to 12 students, in exchange for the issuance of 1,069,286 shares of common stock. On October 2, 1997, the Company acquired Microsystems Software, Inc. ("Microsystems"), a developer of Internet filtering software, in exchange for the issuance of 955,819 shares of common stock. On December 30, 1997, the Company acquired TEC Direct, Inc. ("TEC Direct"), an educational consumer software catalog, in exchange for the issuance of 429,733 shares of common stock. Each of these transactions was accounted for using the pooling-of-interests method of accounting. The Consolidated Financial Statements of the Company for the years prior to December 31, 1997 do not include the results of these companies as they were deemed to be immaterial to the Consolidated Financial Statements for those periods.

   T/Maker

      On August 6, 1996, the Company acquired T/Maker Company ("T/Maker"), a developer of clip art software. This transaction was accounted for using the purchase method of accounting. The purchase price was approximately $19,900 in cash, including transaction costs. Pro-forma results of T/Maker were not material.

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

      The purchase price for the 1998 acquisitions was allocated based on fair values as follows:

                                                 Mindscape            Sofsource            Total
                                              ---------------      ---------------     --------------
Purchase price                                  $    152,557         $     45,000        $   197,557
Plus fair value of net liabilities assumed             6,431                6,685             13,116
                                              ---------------      ---------------     --------------
                                                     158,988               51,685            210,673
Excess allocated to:
      Incomplete technology                           40,000               14,924             54,924
      Completed technology and products               22,000                   --             22,000
      Brands and trade names                          38,000                3,322             41,322
                                              ---------------      ---------------     --------------
                                                     100,000               18,246            118,246
                                              ---------------      ---------------     --------------
Goodwill                                        $     58,988         $     33,439        $    92,427
                                              ===============      ===============     ==============

      The purchase price for the 1997 acquisitions was allocated based on fair values as follows:

                                                  Creative              Parsons            Living
                                                  Wonders              Technology           Books              Total
                                              ---------------      ---------------     --------------     --------------
Purchase price                                  $     37,799         $     31,000        $    18,370        $    87,169
Less: fair value of net tangible assets
(liabilities)                                        (7,257)               11,689              4,267              8,699
                                              ---------------      ---------------     --------------     --------------
                                                      45,056               19,311             14,103             78,470
Excess allocated to:
         Incomplete technology                         1,050               10,000              9,250             20,300
         Customer list                                    --                4,600                 --              4,600
         Brands and related content rights            44,006                4,711                 --             48,717
                                              ---------------      ---------------     --------------     --------------
                                                      45,056               19,311              9,250             73,617
                                              ---------------      ---------------     --------------     --------------
Goodwill                                        $         --         $         --        $     4,853        $     4,853
                                              ===============      ===============     ==============     ==============

The Staff has recently issued guidance related to the valuation of in-process technology as set forth in its letter dated September 9, 1998 from the Chief Accountant of the SEC to the American Institute of Certified Public Accountants. The Company has had discussions with the staff of the SEC (the "Staff") concerning the application of the methodology to the valuation of the incomplete technology and other intangible assets and has implemented the methodology. As a result of the application of the valuation methodology the purchase price was allocated to incomplete technology, brands and trade names and complete technology and products. The amounts allocated originally at the time of acquisition were adjusted to reflect the methodology, and the Company has filed with the SEC amendments to its Quarterly Reports on Form 10-Q for fiscal 1998 to reflect the restatement. Among the factors considered by the Company to determine the allocation of the purchase price were an estimation of the stage of completion of development of each product at the date of acquisition, an estimation of cash flows that would be achieved by any buyer resulting from the expected revenues generated from such projects, a discounting of the net cash flows from the products using an effective industry-based tax rate of 35% (net of any tax benefits from the acquired assets) and a risk adjusted discount rate (which ranged from 20% to 22%) and an estimation of market royalty rates to value the brands and trade names. The in-process development consisted of consumer software products in the games, productivity and education segments. On average the in-process development projects were approximately 55% complete at the time of acquisition. The Company expects to complete the majority of the development projects by the end of fiscal 1999 and has spent approximately $18,000 to complete the development as of December 31, 1998 and expects that it will spend a further $7,000 in fiscal 1999 to complete the development. The Company expects that it will begin to receive the benefits of these in-process development projects during 1998 and beyond. There were no anticipated material changes from historical pricing, margins or expense levels in the projects under development. In order to complete the development on schedule the Company must continue to retain key development personnel. In the event that these in-process development projects are not completed or replaced with similar projects the Company may experience lower future revenues, operating margins and cash flows.

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

      Unaudited pro forma results of operations for the transactions accounted for using the purchase method of accounting as though the acquisitions had occurred at the beginning of the Years Ended December 31, 1998 and 1997 are below. The pro forma adjustments detailed below include the effect of amortization of intangible assets and goodwill related to the acquisitions over their estimated useful lives.

                                                  Sofsource             Mindscape
                                                  Including             Including
    Year Ended            The Learning            Proforma              Proforma              Proforma
 December 31, 1998           Company             Adjustments           Adjustments            Combined
--------------------    -----------------    ------------------    -------------------    -----------------
Revenues                  $     839,315        $        8,564        $         9,090        $     856,969
Operating loss                  (75,050)               (1,517)               (46,824)            (123,391)
Net loss                       (105,352)               (1,517)               (47,884)            (154,753)
Net loss per share        $       (1.28)                                                    $       (1.77)

                                                  Sofsource             Mindscape
                                                  Including             Including
    Year Ended            The Learning            Proforma              Proforma              Proforma
 December 31, 1997           Company             Adjustments           Adjustments            Combined
--------------------    -----------------    ------------------    -------------------    -----------------
Revenues                  $     620,931        $       21,478        $       138,522        $     780,931
Operating loss                 (407,714)                 (417)               (26,978)            (435,109)
Net loss                       (494,910)                 (417)               (27,509)            (522,836)
Net loss per share        $       (7.48)                                                    $       (6.80)

(3) FIXED ASSETS AND OTHER

                                                        December 31,
                                              --------------------------------
                                                   1998               1997
                                              --------------     -------------

Buildings, land and leasehold improvements      $    15,757        $   17,288
Computer equipment                                   47,700            47,356
Furniture and fixtures                                9,503            15,432
                                              --------------     -------------
                                                     72,960            80,076
Less: accumulated depreciation
      and amortization                              (46,296)          (41,044)
                                              --------------     -------------
                                                     26,664            39,032
Other                                                28,176            12,766
                                              --------------     -------------
                                                $    54,840        $   51,798
                                              ==============     =============

      Depreciation expense was $10,019, $9,066 and $9,295 in each of the Years Ended December 31, 1998, 1997 and 1996, respectively.

(4) LINE OF CREDIT

      TLC Multimedia Inc., a wholly-owned subsidiary of the Company, has a revolving line of credit (the "Line") to provide for a maximum availability of $147,500, of which $40,000 was utilized at December 31, 1998 and was subsequently repaid. Borrowings under the Line become due on July 1, 2000 and bear interest at LIBOR plus .75% (6.4% at December 31, 1998). The Line is subject to certain financial covenants, is secured by a general security interest in the assets of The Learning Company, Inc. and certain other subsidiaries of the Company and by a pledge of the stock of certain of its subsidiaries. The Line is guaranteed by the Company. Continuation of the revolving line of credit after a change in control of the Company is subject to receiving the consent of the banks. The proposed merger with Mattel will constitute such a change of control and may cause the revolving line of credit to become due.

(5) LONG-TERM DEBT

                                                      December 31,
                                         --------------------------------------
                                                1998                  1997
                                         ----------------      ----------------

Senior Convertible Notes                   $     200,955          $    303,650
Obligations under capital leases                     437                 1,423
                                         ----------------      ----------------
                                                 201,392               305,073
Less: current portion                            (10,148)              (10,717)
                                         ----------------      ----------------
                                           $     191,244          $    294,356
                                         ================      ================

      At December 31, 1998, the Company had outstanding $200,955 principal amount 5 1/2% Senior Convertible Notes due 2000 (the "Notes"), which are unsecured. The Notes are redeemable by the Company on or after November 2, 1998 at redemption prices of 102.2% on November 2, 1998, 101.1% on November 1, 1999 and 100% on or after November 1, 2000 and are convertible into common stock at a price of $53 per share. Interest is payable on the Notes semi-annually on May 1 and November 1 each year. Current portion of long-term debt includes $10,000 of the Notes as the Company intends to repurchase the amount before December 31, 1999. On June 8, 1998, the Company repurchased $96,695 of the Notes in exchange for issuance of 3,434,995 shares of the Company's common stock.

(6) RELATED PARTY TRANSACTIONS

      On December 28, 1995, Tribune Company made an investment in the Company in the form of $150,000 principal amount 5 1/2% Senior Convertible/Exchangeable Notes due 2000 (the "Private Notes"). The Private Notes were sold by Tribune Company during 1997 in a private transaction to an investor group prior to issuance by the Company of 750,000 shares of Series A Convertible Participating Preferred Stock (the "Series A Preferred Stock") and were surrendered by the investor group for the shares of the Series A Preferred Stock. In connection with the issuance of the Series A Preferred Stock, the Company paid a transaction fee to the investor group totaling $1,845, of which $1,125 was paid to one of the investors where a former director of the Company is an officer. The loss resulting from the exchange of the Private Notes for the Series A Preferred Stock, net of tax benefit, was immaterial.

(7) COMMITMENTS AND CONTINGENCIES

   Lease Obligations

      The Company leases office facilities and equipment under operating and capital leases. Rental expense for operating leases was approximately $8,196, $10,027 and $6,862 and for the Years Ended December 31, 1998, 1997 and 1996, respectively. Future annual payments under operating leases are as follows:

                                              Operating
                                               leases
                                             ------------

                 1999                           $ 13,572
                 2000                             11,643
                 2001                              9,795
                 2002                              5,060
                 2003                              2,711
                 Thereafter                        9,330
                                             ------------
                                                $ 52,111
                                             ============

(8) Common and Preferred Stock

      Common Stock

      The Company has reserved 40,774,602 shares of its common stock for issuance related to the Exchangeable Shares (described below), employee stock options, the Mattel option and warrants at year end. The Exchangeable Shares are represented by the one share of Special Voting Stock. In addition, the Company has reserved a total of 18,791,604 shares of its common stock for issuance related to the Notes and the Preferred Stock at year end.

      Exchangeable Shares

      At year end there were 5,154,831 Exchangeable Non-Voting Shares ("Exchangeable Shares") of SoftKey Software Products, Inc. ("SoftKey Software"), a Canadian publicly traded Company, outstanding and not held by the Company and its subsidiaries. The Company also has outstanding a special voting share (the "Voting Share") which has a number of votes equal to the number of Exchangeable Shares outstanding. The holder of the Voting Share is not entitled to dividends and shall vote with the common stockholders as a single class. The Exchangeable Shares may be exchanged for the Company's common stock on a one-for-one basis until February 4, 2005, at which time any outstanding Exchangeable Shares automatically convert to shares of the Company's common stock.

      On November 6, 1997, SoftKey Software issued in a private placement in Canada 4,072,000 special warrants for net proceeds of $57,462, each of which was exercisable without additional payment for one Exchangeable Share. On February 23, 1998, each special warrant was exchanged in accordance with their provisions into one Exchangeable Share without additional payment. On March 12, 1998, SoftKey Software issued in a private placement in Canada a further 8,687,500 special warrants for net proceeds of approximately $134,000. On July 9, 1998, each special warrant was exchanged in accordance with their provisions into one Exchangeable Share without additional payment.

      Preferred Stock

      On December 4, 1997, the Company issued an aggregate of 750,000 shares of Series A Preferred Stock to an investor group in exchange for the Private Notes. Each share of the Series A Preferred Stock has an initial liquidation preference of $200 and is initially convertible into 20 shares of common stock, or 15,000,000 shares of common stock in the aggregate on an as-converted basis, subject to adjustment for certain minimum returns on investment. The Series A Preferred Stock is non-redeemable, bears no dividend, is subject to restrictions on resale for a period of at least eighteen months and is manditorily convertible into common stock upon satisfaction of certain conditions. Under the terms of the Series A Preferred Stock the resale restrictions expire on a change of control of the Company.

      The Company estimated the extraordinary loss for financial reporting purposes to be approximately $61,000 as at the date the Company entered into and announced the agreement on August 25, 1997. The Company also estimated that the resulting benefit for income tax purposes was approximately $61,000 as at the date of issuance of the Series A Preferred Stock on December 5, 1997. As a result, the extraordinary loss, net of tax, was determined to be immaterial.

(9) STOCK OPTIONS AND WARRANTS

   Stock Option Plans

      1990 Long-Term Equity Incentive Plan

      The Company has a Long-Term Equity Incentive Plan (the "LTIP"). The LTIP allows for incentive stock options, non-qualified stock options, restricted stock awards and various other stock awards. Administration of the LTIP is conducted by a special subcommittee of the Company's Compensation Committee of the Board of Directors. The Compensation Committee determines the amount and type of option or award and terms and conditions and vesting schedules (generally 3 years) of the award or option. The maximum term of an option is 10 years. Upon a change of control, as defined, all stock options then outstanding become fully vested, subject to certain limitations. Upon the consummation of the proposed merger with Mattel, stock options under the LTIP will become fully vested under the terms of the LTIP.

      On August 31, 1998, the stockholders of the Company approved an amendment to increase the maximum number of shares of common stock issuable under the LTIP to 14,000,000 from 9,000,000. The total number of shares of common stock reserved for issuance under the LTIP at year end was 10,145,073 shares, 3,116,683 of which remained available for grant.

      1996 Non-Qualified Stock Option Plan

      On February 5, 1996, the Board of Directors approved a non-qualified stock option plan (the "1996 Plan"). The 1996 Plan allows for non-qualified stock options and various other stock awards. Administration of the 1996 Plan is conducted by the Company's Compensation Committee of the Board of Directors. The administrator determines the amount and type of option or award and terms and conditions and vesting schedules (generally 3 years) of the award or option. The maximum term of an option is 10 years. Upon a change of control, as defined, awards and options under the 1996 Plan then outstanding become fully vested, subject to certain limitations. Upon the consummation of the proposed merger with Mattel, the awards and options under the 1996 Plan will become fully vested under the terms of the 1996 Plan. The maximum number of shares issuable under the 1996 Plan is 7,000,000. The total number of shares of common stock reserved under the 1996 Plan at year end was 5,378,702 shares, 744,974 of which remained available for grant.

      1994 Non-Employee Director Stock Option Plan

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

      1996 Non-Employee Director Stock Option Plan

      On July 31, 1996, Board of Directors approved the Company's 1996 Non-Employee Director Option Plan (the "1996 Non-Employee Director Plan"), which was approved by stockholders on December 4, 1997. Under the 1996 Non-Employee Director Plan, certain directors who are not officers or employees of the Company or any affiliate of the Company (the "Non-Employee Directors") are eligible to receive stock options. The 1996 Non-Employee Director Plan provides that each Non-Employee Director who became a director after May 16, 1996, but prior to August 16, 1996 ( the "Effective Date") was entitled to receive a non-statutory stock option (the "Initial Option") to purchase 50,000 shares of common stock on the Effective Date. The 1996 Non-Employee Director Plan further provides that each Non-Employee Director who becomes a director after the Effective Date is entitled to receive the Initial Option to purchase 50,000 shares of common stock on the date that he or she first becomes a member of the Board of Directors. In addition, the 1996 Non-Employee Director Plan provides that each Non-Employee Director is entitled to receive a non-statutory option to purchase 25,000 shares of common stock upon initial appointment to a committee of the Board of Directors (the "Committee Option"). The Board of Directors may also grant additional non-statutory options (the "Discretionary Options") to Non-Employee Directors in its or the Committee's sole discretion. Initial Options, Committee Options and Discretionary Options are exercisable in eight quarterly installments, with the first of such installments becoming exercisable three months after the date of grant (provided that, for each such installment, the optionee continues to serve as a director). The total number of shares of common stock reserved for issuance under the 1996 Non-Employee Director Plan as of year end was 396,757, of which 62,500 remain available for grant.

      Broderbund Stock Option Plan

      Under the Broderbund Stock Option Plans (the "Broderbund Plans"), incentive and non-qualified stock options may be granted to employees to purchase a maximum of 5,000,000 shares of common stock. All options are granted at an amount equal to or greater than the fair market value of the common stock at the date of grant. Options vest in annual 20% increments from the date of grant, according to the vesting schedule at the date of grant. The options generally expire ten years from the date of grant. In connection with the Company's acquisition of

Broderbund, each option to purchase Broderbund common stock was converted into an option to purchase 0.80 of a share of common stock of the Company. None of the other terms of the Broderbund options was changed as a result of the merger. The total number of shares of common stock reserved for issuance under the Broderbund Plan as of year end was 1,694,083. The stock options under the Broderbund Plans do not vest on a change of control.

      The following table summarizes the stock option activity under the LTIP, the 1996 Plan, the Broderbund Plans, the 1996 Non-Employee Director Plan and the 1994 Non-Employee Director Plan:

                          December 31, 1998                   December 31, 1997                    December 31, 1996
                    -------------------------------    ---------------------------------    --------------------------------
                                        Weighted                             Weighted                             Weighted
                                         Average                             Average                              Average
                       Shares           Exercise           Shares            Exercise            Shares           Exercise
                                          Price                               Price                                Price
                    --------------     ------------    ----------------    -------------    -----------------    -----------
Beginning              13,663,455        $  17.32          12,245,151        $  22.35            8,228,569        $  17.87
Assumed in
 acquisitions                  --              --             716,856            4.78            1,197,852            8.39
Granted                 7,482,177           18.35           8,079,373           13.34            8,035,703           22.93
Exercised              (3,883,306)          10.52          (1,240,850)           8.91           (3,319,276)           8.09
Canceled               (2,573,864)          26.04          (6,137,075)          19.34           (1,897,697)          21.58
                    --------------      ----------     ----------------     -----------     -----------------     ---------
Ending                 14,688,462        $  17.16          13,663,455        $  17.32           12,245,151        $  22.35
                    ==============      ==========     ================     ===========     =================     =========

      The following table summarizes information about stock options outstanding at year end:

                                                Options Outstanding                           Options Exercisable
                                -----------------------------------------------------    ------------------------------

                                                      Weighted
                                                      Average                                               Weighted
                                    Number           Remaining           Weighted           Number           Average
                                 Outstanding        Contractual          Average         Exercisable        Exercise
Range of Exercise Prices         at 12/31/98            Life          Exercise Price     at 12/31/98          Price
----------------------------    ---------------    ---------------    ---------------    -------------     ------------
  $  0.0005   -   $  9.2500          1,901,165               8.19        $ 4.8036            606,600         $ 5.9729
     9.7500   -     15.5000          3,450,356               7.74         12.4292          2,159,143          11.2087
    15.5625   -     28.7500          8,042,673               7.94         18.9471          2,004,694          22.0569
    28.8750   -     41.4063          1,264,268               7.95         35.4530            712,873          35.8214
    95.9063   -     95.9063             30,000               1.83         95.9063             18,002          95.9063
------------     -----------    ---------------    ---------------     ------------      -------------      ----------
  $  0.0005   -   $ 95.9063         14,688,462               7.92        $17.1633          5,501,312         $18.0510
============     ===========    ===============    ===============     ============      =============      ==========

      Options to purchase 5,501,312, 5,961,767 and 4,631,729 shares of common stock were exercisable at December 31, 1998, 1997 and 1996, respectively.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans as calculated under SFAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                             1998                1997                1996
                                                        ---------------    ----------------    ----------------
Net loss - as reported                                    $ (105,352)         $ (494,910)         $ (376,460)
Net loss - pro forma                                        (158,473)           (533,378)           (405,045)
Net loss per share basic and diluted - as reported             (1.28)              (7.48)              (6.56)
Net loss per share basic and diluted - pro forma               (1.93)              (8.06)              (7.06)

      The above compensation cost does not include the fair value of the stock options assumed in connection with the acquisitions accounted for under the purchase method of accounting, as the fair value of such options have been included in the purchase price of the acquired companies.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                                 1998               1997                1996
                                            ---------------    ---------------     ---------------
Dividend yield                                          --                 --                  --
Expected volatility                                  .6800              .7500               .7857
Risk free interest rate                              5.13%              6.00%               5.47%
Expected lives                                       6 yrs              4 yrs               4 yrs
Weighted average grant-date
  fair value of options granted                   $  12.17          $   10.57           $   10.79

      The effects of applying SFAS 123 in this disclosure are not indicative of future amounts. Additional grants in future years are anticipated.

      On March 13, 1997, in order to continue to provide a competitive employment environment for staff retention and hiring, the Company instituted an Option Exchange Program under which certain employees (other than employees who are directors) with options exercisable at $10.40 per share or higher were given the opportunity to exchange such options for options with an exercise price of $10.40 per share. A total of 3,627,020 employee stock options were exchanged and are included in the cancelled and re-granted employee stock options in the above table for 1997.

      During 1998 the Company issued 700,000 shares of restricted stock to certain senior executives at $.01 per share. The Company is recording the charge to operations of $12,900 over the vesting period of ten years on a straight line basis. These restricted shares fully vest on a change of control.

   Mattel Option

      In connection with the Merger Agreement, Mattel and the Company entered into a stock option agreement, dated as of December 13, 1998 under which the Company granted Mattel an irrevocable option to purchase up to 15,673,160 shares of the Company's common stock at a per share exercise price equal to the lesser of (1) $28.3125 and (2) the product of (A) the closing price of Mattel common stock on the New York Stock Exchange Composite Transaction Tape on the trading day prior to the day Mattel gives notice of its intent to exercise the option multiplied by (B) the Exchange Ratio on such day. The Mattel stock option is exercisable only on termination of the merger under certain conditions.

      The stock option agreement is intended to increase the likelihood that the merger will be consummated in accordance with the terms of the Merger Agreement and is exercisable upon termination of the Merger Agreement under certain circumstances as defined in the Merger Agreement. The stock option agreement as defined in the

Merger Agreement may have the effect of making an acquisition or other business combination of the Company with a third party more costly because of the increase in the number of shares outstanding of the Company common stock that would result upon exercise of the stock option.

   1997 Employee Stock Purchase Plan

      On December 4, 1997, the Company's stockholders approved the 1997 Employee Stock Purchase Plan, which provides for six offerings, one beginning every six months commencing December 1, 1997 until and including November 30, 2000, that provides certain eligible employees with the opportunity to purchase shares of the Company's common stock at a price of 85% of the price listed on the New York Stock Exchange at various specified purchase dates. A maximum of 1,000,000 shares of common stock has been authorized for issuance under the 1997 Employee Stock Purchase Plan. During 1998, 47,116 shares of common stock were issued under the 1997 Employee Stock Purchase Plan.

   Warrants

      On November 6, 1997, the Company's Canadian subsidiary, SoftKey Software, issued in a private placement in Canada 4,072,000 special warrants for net proceeds of approximately $57,462. Each special warrant issued on November 6, 1997 was exchanged in accordance with its provisions into one Exchangeable Share on February 23, 1998. On March 12, 1998, SoftKey Software issued in a private placement in Canada a further 8,687,500 special warrants for net proceeds of approximately $134,000. On July 9, 1998, each special warrant issued on March 12, 1998 was exchanged in accordance with its provisions into one Exchangeable Share without additional payment.`

(10) AMORTIZATION, MERGER AND OTHER CHARGES

      During the Year Ended December 31, 1998, the Company completed the acquisitions of Mindscape and Sofsource using the purchase method of accounting and Broderbund, PF Magic and Palladium using the pooling-of-interests method of accounting. During the Year Ended December 31, 1997, the Company completed the acquisitions of Creative Wonders, Parsons Technology, and Living Books using the purchase method of accounting and the acquisitions of Learning Services, Skills Bank, TEC Direct and Microsystems using the pooling-of-interests method of accounting. During the year ended December 31, 1996 the Company completed the acquisitions of T/Maker, MECC and Edusoft S.A. using the purchase method. Amortization, merger and other charges were expensed as incurred. Amortization, merger and other related charges are as follows:

                                                                             Years Ended December 31,
                                                              --------------------------------------------------------
                                                                   1998                1997                1996
                                                              ---------------     ----------------    ----------------
Amortization of goodwill and other intangible assets            $     88,174        $     455,020       $     434,520
Exit and restructuring costs                                          96,995               54,572               4,260
Charge for incomplete technology                                      56,826               20,300              56,688
Provision for earn-outs                                                4,907                5,497               2,917
Professional fees and other costs                                     11,412                8,537               5,135
                                                              ---------------     ----------------    ----------------
                                                                $    258,314        $     543,926       $     503,520
                                                              ===============     ================    ================

      Exit and restructuring costs in connection with the Company's acquisitions for the Year ended December 31, 1998 related to charges for employee severance of $30,139, facility closure costs of $19,527, discontinued products of $27,024, termination of certain distributor relationships of $16,460 and other charges related to the Company's acquisition strategy and integration of the acquired companies of $3,845. Exit and restructuring costs for the Year Ended December 31, 1997 related to charges during the year for employee severance of $12,130, discontinued products of $23,257, termination of certain supplier relations of $10,229 and other charges related to the Company's acquisition strategy and integration of the acquired companies of $8,956. A total of 664 employees were terminated during the Year Ended December 31, 1998 in the areas of development, marketing, operations, sales and administration. A total of 109 employees were terminated during the Year Ended December 31, 1997 in the areas of development, marketing, operations, sales and administration as part of the integration process. Employee severance costs in the Year Ended December 31, 1996 related to termination of employees of the Company in connection with the acquisitions of The Former Learning Company and MECC and the related changes in strategy. A total of 108 employees were terminated during the Year Ended December 31, 1996 in the areas of operations, marketing, sales, technical support and product development.

      The charge for incomplete technology in the Year Ended December 31, 1998 related to products being developed primarily by Mindscape and Sofsource, in the Year Ended December 31, 1997 related to products being developed by Creative Wonders, Parsons Technology, and Living Books and in the Year Ended December 31, 1996 related to products being developed by MECC. In each case, the Company believes the products under development had not reached technological feasibility at the date of acquisition, had no alternative future use and additional development would be required to complete the software technology.

      The provision for earn-outs related to the amounts earned by the former owners of certain acquisitions based upon the achievement of certain revenue and operating goals achieved. These amounts are expected to be paid either in common stock of the Company or cash, at the Company's option, prior to December 31, 1999.

      Professional fees and other transaction related costs in the Year Ended December 31, 1998 relate to the investment banking, legal and accounting costs incurred to such date for the acquisitions of Broderbund, Palladium and PF Magic. Professional fees and other costs in the Year Ended December 31, 1997 related to investment banking, legal, accounting fees and other transaction related costs incurred in connection with the acquisitions of Skills Bank, Learning Services, TEC Direct and Microsystems. Professional fees and other transaction related costs in the Year Ended December 31, 1996 relate to additional legal and accounting costs incurred in connection with the acquisition of MECC.

      Accrued merger related costs at December 31, 1998 were $30,548. The Company expects to pay $25,248 prior to December 31, 1999 and the remainder thereafter.

(11) INCOME TAXES

      The Company's net loss for the years ended December 31, 1998, 1997 and 1996 includes amortization, merger and other charges of $258,314, $543,926 and $503,520, respectively, certain of which are not deductible for income tax purposes. The Company's income (loss) before income taxes consisted of the following:

                                      Years Ended December 31,
                       --------------------------------------------------------
                            1998                 1997                1996
                       ----------------     ----------------    ---------------
United States            $    (83,650)        $   (444,061)       $  (364,902)
Foreign                         9,805               20,195             17,044
                       ----------------     ----------------    ---------------
                         $    (73,845)        $   (423,866)       $  (347,858)
                       ================     ================    ===============

The provision for income taxes consists of the following:

                                                            Years Ended December 31,
                                             --------------------------------------------------------
                                                  1998                 1997                1996
                                             ----------------     ----------------    ---------------
Current income taxes:
     Federal                                   $      20,160        $      46,860       $     39,169
     State                                             1,000                9,051              9,870
     Foreign                                          11,500                2,233              4,542
                                             ----------------     ----------------    ---------------
                                                      32,660               58,144             53,581
                                             ----------------     ----------------    ---------------
Deferred income taxes (benefit):
     Federal                                          (1,009)              14,281            (24,769)
     State                                              (144)              (1,381)              (210)
                                             ----------------     ----------------    ---------------
                                                      (1,153)              12,900            (24,979)
                                             ----------------     ----------------    ---------------
                                               $      31,507        $      71,044       $     28,602
                                             ================     ================    ===============

      The significant components of deferred income tax expense are primarily from changes in deferred tax liabilities related to the acquired technology, depreciation, certain allowances and reserves not currently deductible, and changes in the deferred tax asset valuation reserve.

      The Company's actual income tax as compared to the income tax computed at the statutory tax rate is as follows:

                                                                                 Years Ended December 31,
                                                                     -------------------------------------------------
                                                                         1998              1997              1996
                                                                     --------------    -------------     -------------
Tax benefit at statutory federal income tax rate (35%)                $    (25,845)     $  (148,353)      $  (121,750)
State income tax, net of federal benefit                                     4,159            4,869            10,104
Net foreign earnings taxed at rates different than federal tax rate          2,080            1,700             2,319
Effect of repatriation of foreign earnings                                   8,000               --                --
Non-deductible amortization, merger and other charges                       65,493          119,213           181,418
Effect of change in valuation allowance                                    (31,100)          77,677            (1,213)
Utilization of prior year tax benefits                                          --               --           (41,448)
Other                                                                        8,720           15,938              (828)
                                                                     --------------    -------------     -------------
                                                                      $     31,507      $    71,044       $     28,602
                                                                     ==============    =============     =============

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                        Years Ended December 31,
                                                  ------------------------------------
                                                       1998                1997
                                                  ---------------    -----------------
Deferred tax assets:
          Net operating losses and credits         $     158,360      $       112,196
          Purchased technology                             6,170               10,991
          Other reserves and accruals                     53,277               54,527
                                                  ---------------    -----------------
                                                         217,807              177,714
Less:  valuation allowance                              (181,019)            (161,307)
                                                  ---------------    -----------------
                                                          36,788               16,407
                                                  ---------------    -----------------
Tax liabilities:
          Deferred intangible assets                     (20,329)             (10,552)
          Other deferred taxes                           (16,459)              (7,007)
                                                  ---------------    -----------------
                                                         (36,788)             (17,559)
                                                  ---------------    -----------------
Net deferred tax liability                                    --               (1,152)
Accrued tax liabilities                                  (93,805)             (74,015)
                                                  ---------------    -----------------
                                                   $     (93,805)     $       (75,167)
                                                  ===============    =================

      The valuation allowance relates to uncertainties surrounding the recoverability of deferred tax assets. In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which benefits from net operating loss carryforwards are available and temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future and historical taxable income, and other matters in making this assessment. As a result of its evaluation of these factors at December 31, 1998, the Company recorded a valuation reserve for deferred tax assets of $181,019 (including $46,900 for items related to additional paid-in-capital and $42,000 for items related to goodwill in the Year Ended December 31, 1998). At December 31, 1998, the Company had worldwide net operating loss carryforwards and other tax benefits of approximately $395,000 for income tax purposes, expiring from the year 2000 through 2012. The utilization of tax loss carryforwards is subject to limitations under Section 382 of the U.S. Internal Revenue Code, the U.S. consolidated tax return provisions and foreign country tax regulations. Accrued income tax liabilities relates to identified federal, state and foreign accrued income tax liabilities that are not currently due.

(12) SEGMENT INFORMATION

      In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company conducts business in one operating segment - consumer software for use with microcomputers. The following table presents geographic information concerning the Company's United States and International (including Canada) operations during the Years Ended December 31, 1998, 1997 and 1996.

                           United
                           States         International      Eliminations      Consolidated
                      ---------------    ---------------   ---------------   ---------------
December 31, 1998

Revenues:
   Customers          $       745,503    $        93,812   $            --   $       839,315
   Inter-company                  167             18,359           (18,526)               --
                      ---------------    ---------------   ---------------   ---------------
            Total     $       745,670    $       112,171   $       (18,526)  $       839,315
                      ===============    ===============   ===============   ===============

Loss from
   operations         $       (86,922)   $        11,872   $            --   $       (75,050)
                      ===============    ===============   ===============   ===============

Identifiable assets   $       521,271    $       299,530   $            --   $       820,801
                      ===============    ===============   ===============   ===============

December 31, 1997

Revenues:
   Customers          $       506,623    $       114,308   $            --   $       620,931
   Inter-company                5,360             11,325           (16,685)               --
                      ---------------    ---------------   ---------------   ---------------
            Total     $       511,983    $       125,633   $       (16,685)  $       620,931
                      ===============    ===============   ===============   ===============

Loss from
   operations         $      (438,590)   $        30,876   $            --   $      (407,714)
                      ===============    ===============   ===============   ===============

Identifiable assets   $       441,343    $       182,431   $            --   $       623,774
                      ===============    ===============   ===============   ===============

December 31, 1996

Revenues:
   Customers          $       428,242    $       101,286   $            --   $       529,528
   Inter-company                2,438              4,643            (7,081)               --
                      ---------------    ---------------   ---------------   ---------------
            Total     $       430,680    $       105,929   $        (7,081)  $       529,528
                      ===============    ===============   ===============   ===============

Loss from
   operations         $      (347,410)   $        16,975   $            --   $      (330,435)
                      ===============    ===============   ===============   ===============

Identifiable assets   $       879,610    $        90,283   $            --   $       969,893
                      ===============    ===============   ===============   ===============

      The Company conducts a portion of its operations outside the United States. At December 31, 1998, $15,108 of cash and cash equivalents were subject to foreign currency fluctuations. Sales and transfers between geographic areas are generally priced at market less an allowance for marketing costs. No single customer or product accounted for greater than 10% of revenues for any of the periods presented.

(13) QUARTERLY RESULTS OF OPERATION

      The following table sets forth unaudited statement of operations data for each quarterly period of the Company's last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented elsewhere in this Annual Report on Form 10-K and in management's opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period. The quarterly financial information has been restated to reflect the amendment to the allocation of the purchase price for Mindscape as discussed in Note 2 to these Consolidated Financial Statements.

                                                                    Quarters Ended
                                                   (In thousands except share and per share amounts)
                                          ----------------------------------------------------------------
                                            March 31,        June 30,       September 30,     December 31,
                                              1997             1997             1997             1997
                                          -------------    -------------    -------------    -------------
Revenues                                  $     131,196    $     128,599    $     141,737    $     219,399

Operating Expenses:
   Costs of production                           39,278           38,687           40,326           70,928
   Sales and marketing                           32,079           32,981           38,746           52,991
   General and administrative                    12,187           11,592           10,755           14,182
   Development and software costs                20,278           20,672           25,041           23,996
   Amortization, merger and other costs         133,013          121,645          148,400          140,868
                                          -------------    -------------    -------------    -------------
                                                236,835          225,577          263,268          302,965
                                          -------------    -------------    -------------    -------------
Operating loss                                 (105,639)         (96,978)        (121,531)         (83,566)
Interest expense and other, net                  (3,997)          (3,560)          (4,798)          (3,797)
                                          -------------    -------------    -------------    -------------
Loss before taxes                              (109,636)        (100,538)        (126,329)         (87,363)
Provision for income taxes                        7,527           (2,918)         (13,167)          79,602
                                          -------------    -------------    -------------    -------------
Net loss                                  $    (117,163)   $     (97,620)   $    (113,162)   $    (166,965)
                                          =============    =============    =============    =============

Net loss per share - basic and diluted    $       (1.80)   $       (1.49)   $       (1.72)   $       (2.50)

Weighted average number of shares
outstanding -  basic and diluted             65,222,000       65,568,000       65,895,000       66,773,000

                                                                    Quarters Ended
                                                   (In thousands except share and per share amounts)
                                          ----------------------------------------------------------------
                                            March 31,        June 30,       September 30,     December 31,
                                              1998             1998             1998             1998
                                          -------------    -------------    -------------    -------------
                                          (as restated)    (as restated)    (as restated)
Revenues                                  $     179,336    $     171,983    $     212,723    $     275,273

Operating Expenses:
   Costs of production                           59,402           62,626           63,011           83,759
   Sales and marketing                           47,938           60,756           54,529           66,390
   General and administrative                    12,600           16,936           14,132           17,153
   Development and software costs                22,821           25,041           24,947           24,010
   Amortization, merger and other costs          97,117           63,201           67,186           30,810
                                          -------------    -------------    -------------    -------------
                                                239,878          228,560          223,805          222,122
                                          -------------    -------------    -------------    -------------
Operating income (loss)                         (60,542)         (56,577)         (11,082)          53,151
Interest expense and other, net                  (4,370)           1,579           (1,215)           5,211
                                          -------------    -------------    -------------    -------------
Income (loss)  before taxes                     (64,912)         (54,998)         (12,297)          58,362
Provision for income taxes                           --               --           12,442           19,065
                                          -------------    -------------    -------------    -------------
Net income (loss)                         $     (64,912)   $     (54,998)   $     (24,739)   $      39,297
                                          =============    =============    =============    =============

Net income (loss) per share - basic              $(0.93)          $(0.72)          $(0.28)           $0.43
Net income (loss) per share - diluted            $(0.93)          $(0.72)          $(0.28)           $0.35

Weighted average number of shares
outstanding - basic                          69,430,000       75,969,000       89,457,000       91,339,000
Weighted average number of shares
outstanding - diluted                        69,430,000       75,969,000       89,457,000      111,582,000

                                                                     Schedule II

                           THE LEARNING COMPANY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                          Additions
                                         ------------------------------------------------
                                                             Charged
                                           Balance at         to cost           Charged                             Balance
                                           beginning           and             to other                             at end
                                           of period         expenses          accounts       Deductions(1)        of period
                                         --------------    ------------       -----------   -----------------   --------------
Year Ended December 31, 1998
     Allowance for returns and
     doubtful accounts                     $   47,643       $  127,024             --          $  (90,794)         $  83,873

Year Ended December 31, 1997
     Allowance for returns and
     doubtful accounts                     $   42,802       $   83,659             --          $  (78,818)         $  47,643

Year Ended December 31, 1996
     Allowance for returns and
     doubtful accounts                     $   30,544       $   64,193             --          $  (51,935)         $  42,802

1 Deductions relate to credits issued for returns and allowances against accounts receivable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists, as of March 12, 1999, the directors and executive officers of the Company:

DIRECTORS:

Name                   Age        Business Experience and Other Directorships
----                   ---        -------------------------------------------

Lamar Alexander........ 58     Mr. Alexander became a director of the Company in
                               October 1996. He is currently a candidate for President of the United States in the year 2000 election. He was a co-founder and served as Vice
                               Chairman of Corporate Family Solutions, Inc., a manager of worksite childcare centers, schools and family centers, from May 1996 until July
                               1998. From January 1993 until March 1995, he was counsel to the law firm of Baker Donelson. Mr.
                               Alexander served as U.S. Secretary of Education from 1991 until 1993, was President of the University of Tennessee from 1988 until 1991 and served as Governor of Tennessee from 1979 until 1987. He chaired President Reagan's Commission on
                               American Outdoors from 1985 until 1987 and was awarded the James Conant Award by the Education
                               Commission of the States in 1988. In 1986 he chaired the National Governors' Association and its 50-state education survey, Time for Results.
                               During 1996, Mr. Alexander was a candidate for the President of the United States. He is a member of the Audit, Compensation and Executive
                               Committees and the Special Subcommittee of the Compensation Committee.

Michael A. Bell........ 43     Mr. Bell became a director of the Company in
                               February 1994. Since January 1998, he has been a
                               Managing Director of Monitor Clipper Partners,
                               Inc., a private equity fund. In addition, he is a director of Monitor Company, Inc., a management consulting firm, which he first joined in 1983.
                               He is a member of the Audit and Compensation
                               Committees and the Special Subcommittee of the Compensation Committee.

Anthony J. DiNovi...... 36     Mr. DiNovi became a director of the Company in
                               December 1997. He has been employed by Thomas H.
                               Lee Company, a private investment company, since
                               1988 and currently serves as a Managing Director.
                               Mr. DiNovi is also an officer, trustee or member of a number of investment partnerships affiliated with Thomas H. Lee Company. Mr. DiNovi serves as a director of Eye Care Centers of America, Inc.,
                               Safelite Glass Corporation, Fisher Scientific
                               International, Inc. and several private
                               corporations. He is a member of the Compensation
                               Committee.

Robert Gagnon.......... 61     Mr. Gagnon became a director of the Company in
                               February 1994 and has also been a director of SoftKey Software since February 1994. He also served as Executive Vice President of SoftKey
                               Software from February 1994 until February 1999.
                               Prior thereto, he had been a director of a predecessor corporation to SoftKey Software, which was also called SoftKey Software Products
                               Inc. ("Former SoftKey"), from 1991 to 1994 and
                               Vice President, Finance, of Informatrix 2000,
                               Inc., a Canadian predecessor of Former SoftKey, from 1987 to 1994.

Mark E. Nunnelly....... 40     Mr. Nunnelly became a director of the Company in
                               December 1997. He has been a Managing Director of
                               Bain Capital, Inc., an investment
                               company, since May 1993, and a general partner of Bain Venture Capital, an investment company, since 1990. Prior to joining Bain Venture
                               Capital, Mr. Nunnelly was a partner at Bain &
                               Company where he managed several relationships in the manufacturing sector, and he was also employed by Procter & Gamble Company Inc. in product management. He is a director of several companies, including Dade International Inc.,
                               Stream International, Inc., Domino's Pizza and
                               Doubleclick Inc. He is a member of the Executive
                               Committee and Chairman of the Audit Committee.

Kevin O'Leary.......... 44     Mr. O'Leary became President and a director of
                               the Company in February 1994. He is a founder of SoftKey Software and, prior to February 1994, had been President and a director of Former SoftKey and its predecessors since 1984.

Michael J. Perik....... 41     Mr. Perik became a director, Chairman of the
                               Board and Chief Executive Officer of the Company in February 1994. He is also President and a director of SoftKey Software. Prior to February
                               1994, Mr. Perik had been Chief Executive Officer and a director of Former SoftKey since 1991. From
                               1988 until 1991, he was Vice President of Investments of Denbridge Capital Corporation, a
                               Canadian investment company. He is the Chairman of the Executive Committee.

Carolynn Reid-Wallace.. 56     Dr. Reid-Wallace became a director of the Company
                               in September 1997. Dr. Reid-Wallace served as
                               Senior Vice President for Education and
                               Programming at the Corporation for Public
                               Broadcasting, a broadcasting company, from
                               October 1995 to June 1998, after having served as Senior Vice President for Education from April
                               1993 to September 1995. Prior thereto, from
                               September 1991 to January 1993, she served as Assistant Secretary for post secondary Education at the United States Department of Education.
                               From August 1987 to August 1991, Dr. Reid-Wallace served as Vice Chancellor for Academic Affairs at the City University of New York. From May 1982 to
                               June 1987, Dr. Reid-Wallace served as Director of
                               Precollegiate Education and Assistant Director in the Division of Educational Programs at the National Endowment for the Humanities.

Robert A. Rubinoff..... 59     Mr. Rubinoff became a director of the Company in
                               February 1994. Mr. Rubinoff is also a director of SoftKey Software. Prior to February 1994, he had been a director of Former SoftKey and its predecessors from 1987. Since 1986, he has been the President of Inglewood Holdings Inc., a private Canadian investment firm. Mr. Rubinoff is a director of Place Resources Ltd., a Canadian oil and gas company, and is also a director of several private corporations. He is a member of the Audit Committee and Chairman of the Compensation Committee and the Special
                               Subcommittee of the Compensation Committee.

Scott M. Sperling...... 41     Mr. Sperling became a director of the Company in
                               February 1994. He had been a director of Spinnaker Software Corporation from 1987 to
                               February 1994. Mr. Sperling has been a Managing
                               Director of the Thomas H. Lee Company, a private investment company, since September 1994. Prior thereto, he was Managing Partner of Aeneas Group, Inc., an investment company and a wholly owned subsidiary of Harvard Management Company, Inc., where he was an officer from 1984 to September
                               1994. Mr. Sperling is also a director of Beacon
                               Properties Corporation, a real estate company, General Chemical Group Inc., a chemical manufacturing company, Object Design Inc., a data management systems company, Livent, Inc., a theater production company, and Safelite Glass
                               Corporation, an automobile glass replacement corporation, and is a director of several private corporations. He is a member of the Compensation and Executive Committees.

Paul J. Zepf........... 34     Mr. Zepf became a director of the Company in
                               December 1997. He is a Managing Director of
                               Centre Partners Management LLC and a Managing
                               Director of Corporate Advisors, L.P. Mr. Zepf served as a Principal of Centre Partners
                               Management LLC and a Principal of Corporate
                               Advisors, L.P. from 1995 to 1998, as a Vice
                               President of Corporate Advisors, L.P. from 1993 to 1995 and as an Associate of such partnership from 1989 to 1993. He is also a director of LaSalle Re Holdings Limited, a property catastrophe reinsurance company, and Firearms
                               Training Systems, Inc., a training and simulation company. He is a member of the Audit Committee.

EXECUTIVE OFFICERS:

Gregory L. Bestick .... 47     Mr. Bestick became the Executive Vice President,
                               Product Development of the Company in February
                               1998 in connection with the Company's acquisition of Creative Wonders, Inc., an educational software company. In June 1998, he became
                               President, TLC Learning Division. From December
                               1994 until the Company's acquisition of Creative
                               Wonders, he served as President of Creative
                               Wonders. Prior to founding Creative Wonders, Mr.
                               Bestick was a Vice President and General Manager of the EA Kids division of Electronic Arts, Inc.
                               From 1991 to 1993 Mr. Bestick was Chief Executive
                               Officer of MediaShare Corp., and from 1986 to 1991 he served as a Group Vice President for Jostens Learning Corp. and its predecessor corporation, Education Systems Corp.

John F. Moore.......... 59     Mr. Moore became the President of the Company's
                               Mindscape Division in March 1998 in connection with the Company's acquisition of Mindscape, Inc.
                               From January 1996 until the Company's acquisition of Mindscape, he served as President and Chief
                               Executive Officer of Mindscape. During 1995, Mr.
                               Moore was President and Chief Executive Officer of Western Publishing Co. Inc., and from 1991 until 1994 he served as President of Penguin
                               Publishing Co. Inc.

R. Scott Murray........ 35     Mr. Murray became Executive Vice President and
                               Chief Financial Officer in May 1994 after having joined the Company in February 1994 as Vice
                               President, Corporate Acquisitions. Prior thereto,
                               Mr. Murray was a manager with Arthur Andersen &
                               Co., a public accounting firm, from September
                               1985 until February 1994.

David E. Patrick....... 42     Mr. Patrick joined the Company in October 1990 as
                               Vice President of Marketing, Development and
                               Strategic Planning. In May 1992, he became
                               Executive Vice President and in August 1993 he became Chief Operating Officer of the Company. In
                               February 1994, he became Executive Vice
                               President, Worldwide Sales and Marketing of the
                               Company. In August 1994, his office was renamed
                               Executive Vice President, Worldwide Sales. From
                               February 1996 to January 1997 Mr. Patrick served as President, International, and from January
                               1997 to June 1998 he served as Executive Vice
                               President, Worldwide Sales. In June 1998, he became President, Worldwide Sales and Operations
                               Division.

Neal S. Winneg......... 38     Mr. Winneg joined the Company in April 1994 as
                               Vice President, General Counsel and Secretary, and became Senior Vice President in

                               February 1998. From 1986 to 1989 and again from 1990 to 1993, Mr. Winneg was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom. From 1989 to 1990, Mr. Winneg was Vice President and a director of Dimensional Foods Corporation, a food technology company.

      The Securities Purchase Agreements dated August 26, 1997 among the Company and the purchasers of 750,000 shares of Series A Preferred Stock required, as a condition to the sale of such shares, that (i) the representative of Thomas H. Lee Company then serving on the Board of Directors (Scott M. Sperling), or any successor nominee of Thomas H. Lee Company, be renominated and reelected and
(ii) a representative of each of the three investor groups acquiring shares of Series A Preferred Stock be appointed to the Board of Directors of the Company. In addition, the Company agreed to use its best efforts to cause the election of two nominees from such representatives to each of the Executive, Compensation and Audit Committees of the Board of Directors. Accordingly, Messrs. Anthony J. DiNovi, Mark E. Nunnelly and Paul J. Zepf were appointed to the Board of Directors in December 1997, Mr. Sperling was reelected as a director in December 1997 and at least one of the representatives is a member of each committee of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of a registered class of equity securities of the Company to file initial reports of ownership and reports of changes in ownership of equity securities with the SEC and to furnish the Company with copies of all such forms filed. Based solely on its review of copies of such forms received by it or written representations from certain reporting persons, the Company believes that during the year ended January 2, 1999 all directors, executive officers and holders of more than 10% of the Company's equity securities complied with all applicable Section 16(a) filing requirements, except that, due to an administrative error, each of Messrs. Patrick, O'Leary and Perik filed one day late a Form 4 relating to the exercise of stock options and the sale of the underlying shares, Mr. Alexander filed a late Form 4 relating to the exercise of stock options and the sale of the underlying shares, and Mr. Gagnon failed to timely report a sale of Exchangeable Shares, which sale was reported on an amendment to Form 4.

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

      The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for each of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation         Long-Term Compensation
                                                -------------------         ----------------------
                                                                           Restricted      Securities
                                                                          Stock Awards     Underlying          All Other
Name and Principal Position          Year      Salary ($)   Bonus ($)          ($)        Options (#)      Compensation ($)
---------------------------          ----      ----------   ---------     ------------    -----------      ----------------
Michael J. Perik................     1998        487,500     587,500       5,421,500(1)           --            11,322(2)
     Chairman of the Board and       1997        400,000     300,000              --         517,500                --
     Chief Executive Officer         1996        400,000     312,125              --       1,000,000                --

John F. Moore...................     1998        504,519   1,093,733(3)           --         200,000            27,847(2)
     President, Mindscape
     Division

R. Scott Murray.................     1998        387,500     334,376              --         200,000            16,294(2)
     Executive Vice President        1997        250,000     179,374              --         230,000(4)             --
     and Chief Financial Officer     1996        250,000     125,000              --         100,000                --

Kevin O'Leary...................     1998        487,500     587,500       5,421,500(1)           --            33,989(2)
     President                       1997        400,000     300,000              --         475,499                --
                                     1996        400,000     312,125              --       1,000,000                --

David E. Patrick................     1998        387,500     250,000              --         200,000            12,345(2)
     President, Worldwide Sales      1997        240,000     220,000              --         230,000(4)             --
     and Operations Division         1996        240,000          --              --         150,000            21,615(5)

----------
      (1) Represents the dollar value of 350,000 shares of restricted stock awarded to such Named Executive Officer on January 30, 1998, based on the fair market value of the Common Stock on the date of grant ($15.50 per share) less the consideration paid by the Named Executive Officer. The restricted stock vests in quarterly installments over a ten-year period, beginning on April 30, 1998. At December 31, 1998, each such Named Executive Officer held 323,750 shares of restricted stock, and the value of such restricted stock, based on the fair market value of the Common Stock on such date ($26.125 per share) less the consideration paid by the Named Executive Officer, was $8,454,731. Dividends will be paid on the restricted stock only if the Company pays dividends on its Common Stock. To date, the Company has never paid cash dividends on its Common Stock.

      (2) Represents annual premiums paid by the Company on life insurance policies that are maintained under split dollar agreements and collateral assignments between the Company and the Named Executive Officers.

      (3) $550,000 of such amount is a bonus paid to Mr. Moore in connection with the Company's acquisition of Mindscape.

      (4) Consists of options that were repriced during 1997, replacing options granted at an earlier date.

      (5) Represents commissions.

Stock Option Grants

      The following table summarizes certain information concerning stock options granted during the Year Ended December 31, 1998 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                                            Percent of
                             Number of        Total                                 Potential Realizable Value at
                            Securities       Options                                Assumed Annual Rates of Stock
                            Underlying      Granted to   Exercise                       Price Appreciation for
                              Options       Employees    or Base                             Option Term
                           Granted (# of    in Fiscal      Price      Expiration             -----------
                            shares) (1)      Year (%)      ($/Sh)        Date           5%($)          10%($)
                            -----------      --------      ------        ----           -----          ------
Michael Perik.........            --              --            --           --              --              --

John F. Moore.........       200,000             3.3       17.3125       3/5/08       2,177,548       5,518,332

R. Scott Murray.......       200,000             3.3       15.5000      1/30/08       1,949,573       4,940,602

Kevin O'Leary.........            --              --            --           --              --              --

David E. Patrick......       200,000             3.3       15.5000      1/30/08       1,949,573       4,940,602

----------
(1) All options granted under the Company's Long Term Equity Incentive Plan and 1996 Stock Option Plan are granted at a price equal to the fair market value of the Common Stock on the date of grant. Unless otherwise noted, options become exercisable in quarterly increments over a three-year period, beginning three months after the date on which the options are granted.

Option Exercises and Year-End Option Table

      The following table provides information regarding the exercise of stock options during the Year Ended December 31, 1998 and stock options held as of the end of the Year Ended December 31, 1998 by the Named Executive Officers.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                         Number of Securities
                                                        Underlying Unexercised            Value of Unexercised
                                                              Options at                In-the-Money Options at
                                                          Fiscal Year End (#)             Fiscal Year End ($)
                            Shares         Value          -------------------             -------------------
                         Acquired on     Realized
Name                     Exercise (#)     ($)(1)       Exercisable/Unexercisable      Exercisable/Unexercisable(2)
----                     ------------     ------       -------------------------      ----------------------------
Michael J. Perik.....       285,050      4,304,034       819,950      1,187,500        6,903,900      13,226,563

John F. Moore........            --             --        50,000        150,000          440,625       1,321,875

R. Scott Murray......        74,900      1,044,208       181,766        158,334        2,603,270       1,724,802

Kevin O'Leary........       279,050      3,785,102       483,949      1,187,500        2,139,578      13,226,563

David E. Patrick.....        83,200      1,044,209       202,799        162,501        2,934,014       1,790,328

----------
(1) Represents the difference between the exercise price and the fair market value of Common Stock on the date of exercise.

(2) Based on the fair market value of the Common Stock on December 31, 1998 ($26.125 per share) less the option exercise price.

Employment Arrangements

      On April 9, 1997, Messrs. Perik and O'Leary (the "Executives") each entered into a three-year employment agreement with the Company providing for their continued employment by the Company in their present capacities. Each of the agreements, as amended effective October 1, 1998, provides for, among other things, an annual base salary of not less than $750,000 and eligibility for a target cash bonus of up to $1,000,000 per year payable on a quarterly basis based upon performance objectives approved by the Compensation Committee. Each of the agreements also provides that if the Executive's employment with the Company is terminated by the Company other than for just cause or by the Executive for good reason, the Company will make severance payments to the Executive over a three-year period (the "Continuation Period") in an aggregate amount equal to three times the then-current annual base salary plus three times the amount of all bonuses paid or accrued under the agreement with respect to the twelve month period immediately preceding such termination. Each of the agreements also provides that the Company will provide the Executive, during the Continuation Period, with life, disability, accident and health insurance benefits and a monthly automobile allowance identical or substantially similar to that which the Executive received immediately prior to such termination. In addition, each of the agreements provides that, during the Continuation Period, all of the Executive's then outstanding options for the purchase of capital stock of the Company will continue to vest and remain exercisable in accordance with the terms of the applicable stock option agreement as if the employment of the Executive were not terminated until the last day of the Continuation Period. Also, under each of the agreements, the Company agreed that if any of the severance payments provided for by the agreements become subject to tax (the "Excise Tax") under Section 4999 of the Code, the Company will pay the Executive an additional payment (a "Gross-up Payment") such that the net amount retained by the Executive, after deduction of any Excise Tax and any other tax on such payments and the Gross-up Payment, will be equal to the original severance payments. The Gross-up

Payments will only apply to severance payments if the event that causes the severance payments to be subject to the Excise Tax occurs during the three-year term of the agreement. The Company has also agreed to enter into a security arrangement reasonably acceptable to each of Messrs. Perik and O'Leary to secure the severance payments under each of the agreements.

      On December 13, 1998, in connection with the signing of a definitive agreement for the merger of the Company and Mattel, each of the Executives entered into an Amended and Restated Employment Agreement with the Company (the "Amended Agreements"), which will become effective, and shall be assumed by Mattel, as of the effective time of the Merger. The Amended Agreements will supersede the Employment Agreements dated as of April 9, 1997, as amended, between each of the Executives and the Company. Under the Amended Agreements, Mr. Perik has agreed to serve as Chief Executive Officer, and Mr. O'Leary has agreed to serve as President of The Learning Company Division of Mattel during the three-year term of the Amended Agreements, subject to earlier termination as described below (the "Employment Period"). During the Employment Period, each of the Executives shall be paid a base salary at a rate of at least $650,000 per annum, and shall participate in Mattel's cash, deferred bonus, incentive plans and programs as may be in effect from time to time with respect to executives employed by Mattel at a participation level reflecting the Executive's responsibilities. As of the effective time of the Merger, Mattel shall grant to each of Mr. Perik and Mr. O'Leary premium price options with respect to 1,000,000 shares of Mattel's common stock, which will be granted at an exercise price in excess of the fair market value of the Mattel common stock on the date of the grant. The terms of such options shall be made in accordance with Mattel's stock option grant practice and the terms and provisions of the Mattel 1997 Premium Price Stock Option Plan.

      The Amended Agreements provide that to the extent any of the payments or benefits received by Mr. Perik or Mr. O'Leary as a result of the Merger constitute "parachute payments" and are therefore subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), Mattel shall pay to such executive an additional amount (the "Gross Up Payment") so that he will be placed in the same after-tax financial position he would have been in if he had not incurred any tax liability under Section 4999 of the Code. Under the terms of TLC's Long Term Equity Incentive Plan restated as of August 31, 1998, all options and shares of the restricted stock held by the Executives will become fully vested as of the effective time of the Merger, and the value of such acceleration will constitute a "parachute payment" subject to the excise tax under Section 4999 of the Code.

      Mattel may terminate an Executive's employment at any time with or without cause and each Executive may terminate his employment at any time with or without good reason. If the Executive's employment is terminated for cause or if he terminates his employment without good reason, Mattel shall pay the Executive his full base salary through the date of termination, and Mattel shall owe no further obligations to him under the Amended Agreement. If Mattel terminates the Executive's employment other than for cause or disability or the Executive terminates his employment for good reason, subject to the Executive's compliance with the non-compete covenants described below, Mattel shall pay to the Executive in a lump sum his base salary through the date of termination and shall pay to him $5,250,000 in equal bi-monthly installments over a three-year period. The Amended Agreements provide that neither the Company's entering into the Merger Agreement and the various other agreements related thereto nor the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement and the various other agreements related thereto, including the Company's and the Executives' entering into the Amended Agreements, constitute good reason under their Employment Agreements dated as of April 9, 1997, as amended.

      On May 22, 1997, Mr. Murray entered into a three-year employment agreement with the Company providing for his continued employment by the Company in his present capacity. The agreement, as amended effective October 1, 1998, provides for an annual base salary of $500,000 and eligibility for a target cash bonus of $625,000. The agreement also provides that if Mr. Murray's employment with the Company is terminated by the Company other than for just cause or by the executive for good reason, the Company will make severance payments to Mr. Murray over a three-year period in an aggregate amount equal to three times the then-current annual base salary plus three times the amount of all bonuses paid or accrued under this agreement with respect to the twelve month period immediately preceding such termination. The agreement contains benefit continuation and tax provisions similar to those set forth in the April 1997 employment agreements of Messrs. Perik and O'Leary.

      On October 5, 1998, Mr. Patrick entered into a two-year employment agreement with the Company providing for his continued employment by the Company in his present capacity. The agreement provides for, among other things, an annual base salary of not less than $500,000 and eligibility for a target bonus of $625,000. The agreement also provides that if Mr. Patrick's employment with the Company is terminated by the Company other than for just cause or by the executive for good reason, the Company will make severance payments to Mr. Patrick over a two-year period in an aggregate amount equal to two times the then-current annual base salary plus two times the amount of all bonuses paid or accrued under this agreement with respect to the four fiscal quarterly periods immediately preceding such termination. The agreement also provides that during such two-year period the Company will provide Mr. Patrick with health insurance benefits identical or substantially similar to that which he received immediately prior to such termination.

      In December 1995, Mr. Moore entered into an employment agreement with Mindscape. The agreement provides for, among other things, a maximum bonus eligibility of 70% of his base salary and an automobile at the Company's expense. The agreement also provides that if Mr. Moore continues to be employed by the Company on December 31, 2000, he will be entitled to a completion bonus equal to the sum total of bonuses paid to him under the annual incentive plan for each of the calendar years 1996, 1997, 1998, 1999 and 2000. If Mr. Moore's employment is terminated by the Company without cause before December 31, 2000, he will be paid a completion bonus equal to the total annual bonuses paid and earned up to the termination date, and the Company will also pay him twelve months' salary in accordance with the Company's customary payroll practices. In addition, the agreement, as amended, provides that if there is a change of control of Mindscape and either (1) Mr. Moore elects to terminate his employment for good reason within six months of the change of control or (2) Mindscape or its successor terminates his employment without cause within eighteen months of the change of control, then Mr. Moore will receive 24 months of his base salary in effect at the time of such termination.

Directors' Compensation

      Directors receive no fees for their service as directors of the Company.

      Under the Company's 1996 Non-Employee Director Stock Option Plan, each Eligible Person who becomes a director after May 16, 1996 receives, at the time he or she first becomes a director, an option to purchase 50,000 shares of Common Stock, and at the time he or she is elected or appointed to a committee of the Board of Directors, an option to purchase an additional 25,000 shares of Common Stock. An "Eligible Person" is a director who is not an employee of the Company or any of the Company's affiliates and is not designated for nomination, election or appointment to the Board of Directors by, or by any agreement or arrangement with, any person or entity (other than the Company). These options vest quarterly over a two-year period, and have an exercise price equal to the fair market value of the Common Stock on the date of grant.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee are Messrs. Alexander, Bell, DiNovi, Rubinoff and Sperling (Chairman), none of whom is an employee of the Company. Messrs. Alexander, Bell and Rubinoff have no direct or indirect material interest in or relationship to the Company, other than their receipt of stock options described above in Compensation of Directors or, in the case of Mr. Rubinoff, options granted prior to 1994 under a stock option plan of a predecessor corporation to SoftKey Software, which was also called SoftKey Software Products Inc. ("Former SoftKey"). Messrs. DiNovi and Sperling are Managing Directors of Thomas H. Lee Company, which, together with its affiliates, purchased 457,317 shares of Series A Preferred Stock in December 1997 in exchange for the surrender of the Company's 5 1/2% Convertible/Exchangeable Notes due 2000 in an aggregate principal amount of $91,463,400. Mr. Sperling has also received stock options described above in Compensation of Directors. None of the executive officers of the Company has served on the Board of Directors or compensation committee of any other entity, any of whose officers served either on the Company's Board of Directors or the Compensation Committee.

Compensation Committee Report on Executive Compensation

      The Compensation Committee of the Board of Directors is furnishing the following report on the compensation policies applicable to the Company's executive officers with respect to compensation reported for the fiscal year ended January 2, 1999.

Executive Officer Compensation

      The objective of the Company's executive compensation program is to attract and retain key executives critical to the success of the Company. To closely align the interests of such executives with those of the Company's stockholders, the Company relies on the use of stock-based compensation plans to comprise a high proportion of executive officers' total compensation. In addition, the Company uses a performance-based bonus plan to ensure that an individual's compensation is directly related to the Company's financial and other goals.

      Base Salary. Salaries paid to executive officers, other than the President and Chief Executive Officer, are reviewed by the Chief Executive Officer and the Vice President, Human Resources based upon their assessments of the nature of the position, and the contribution, experience and tenure of the executive officer. At the request of the Chief Executive Officer, the Compensation Committee reviews any recommendations resulting from such review. The Compensation Committee is responsible for determining the salaries of the President and Chief Executive Officer. Messrs. Perik and O'Leary, the Chief Executive Officer and President of the Company, respectively, are compensated pursuant to employment agreements. The terms of such agreements were approved by the Compensation Committee. The base salaries and annual bonus targets under those agreements are subject to review by the Compensation Committee annually in January of each fiscal year. The base salaries and annual bonus targets were not increased from 1997 levels at that time. In light of the Company's substantial growth during the first three quarters of 1998, including as a result of the acquisitions of Mindscape and Broderbund, in October 1998 the Compensation Committee increased the base salaries under Messrs. Perik's and O'Leary's employment agreements to $750,000 and increased the annual bonus targets to $1,000,000.

      Performance Bonus. The Chief Executive Officer, President and Chief Financial Officer, as well as those executive officers who are not compensated through sales commissions, are eligible to earn bonuses based on overall Company performance targets set at the beginning of the fiscal year by the Compensation Committee. In January 1998 the Compensation Committee established these targets based on the attainment of specified levels of after-tax cash flow per share. As a result of the acquisitions of Mindscape and Broderbund, in October 1998, the Compensation Committee revised the performance targets required to be attained in order to earn the performance bonuses. The amounts paid to the Named Executive Officers in 1998 are set forth in the Summary Compensation Table above.

      Stock Options or Restricted Stock. The Company believes that the most effective way to align the interests of executives with those of the Company's stockholders is to ensure that executive officers hold equity stakes in the Company. Accordingly, the Compensation Committee and management have determined that continued use of stock options is an important mechanism for long-term incentive compensation of executive officers. The Compensation Committee administers the Long Term Equity Incentive Plan, under which options are granted to executive officers as well as other employees of the Company. Generally, option grants are approved by the Compensation Committee upon the recommendation of the Chief Executive Officer and Vice President, Human Resources, who determine the amount of such grants based upon factors similar to those used to determine salary and any bonus. Options are granted at fair market value on the date of grant, have ten year terms and generally have vesting periods of three years. In January 1998 the Compensation Committee approved the grant to each of Mr. Perik and Mr. O'Leary 350,000 shares of restricted stock under the Company's Long Term Equity Incentive Plan. The restricted stock vests quarterly over a ten year period.

Compensation of Chief Executive Officer

      As described above, the Compensation Committee did not initially change Mr. Perik's salary or bonus target for the 1998 fiscal year, as compared to fiscal 1997. In order to more effectively align Mr. Perik's interests with those of the Company's stockholders, the Compensation Committee granted him 350,000 shares of restricted stock, which vest over a ten-year period. In light of the Company's substantial growth during the first three quarters of 1998, including as a result of the acquisitions of Mindscape and Broderbund, in October 1998 the Compensation Committee increased Mr. Perik's base salary to $750,000 and increased the annual bonus target to $1,000,000. At the same time the Compensation Committee revised the performance targets required to be attained in order to earn the annual bonus.

Compliance with Internal Revenue Code Section 162(m)

      Section 162(m) of the Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Company's Chief Executive Officer and four other most highly compensated executive officers. The Committee believes that it is in the best interests of the Company's stockholders to comply with the new tax law while still maintaining the goals of the Company's executive compensation program, thereby maximizing the deductibility of the Company's executive compensation payments. The Company currently intends to structure grants under future stock option plans in a manner that complies with this section of the Code.


                             COMPENSATION COMMITTEE


                             Lamar Alexander
                             Michael A. Bell
                             Anthony DiNovi
                             Robert Rubinoff
                             Scott M. Sperling

Comparative Stock Performance

      The graph below compares the five-year cumulative total returns for the Company's Common Stock, Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and an industry index (the "SIC Code Index"). The graph assumes a $100 investment on January 7, 1994 in the Company's Common Stock and in each of the two indices, and assumes the reinvestment of all dividends paid by companies represented in the two indices. The SIC Code Index includes all companies listed on the Nasdaq National Market with the standard industry code 7372 (Computer and Data Processing Services). The graph is in this Proxy Statement in accordance with the rules of the SEC and is not necessarily indicative of future performance.

                                                        Fiscal Year Ended
                                                        -----------------
         Index               1/7/94       1/6/95       1/5/96        1/3/97       1/2/98      12/31/98
         -----               ------       ------       ------        ------       ------      --------
The Learning,
Company Inc..........        100.00       179.57       172.12        117.20       116.31       194.45

S&P 500 Index........        100.00       101.32       139.40        171.41       228.59       293.92

SIC Code Index.......        100.00       130.98       196.94        261.76       333.18       559.86

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        SECURITY OWNERSHIP OF THE COMPANY

      The following table sets forth information with respect to the beneficial ownership of the shares of Common Stock as of March 12, 1999 held by (i) the Company's Chief Executive Officer and the other executive officers listed in the Summary Compensation Table below (collectively, the "Named Executive Officers"),
(ii) each current director of the Company, (iii) all current directors and executive officers as a group and (iv) each person known to the Company to own beneficially more than 5% of the shares outstanding.

                                                                     Number of Shares
                                                                    Beneficially Owned       Approximate
Name                                                                        (1)           Percentage Owned
----                                                                ------------------    ----------------
Lamar Alexander(2)...............................................         96,757                  *

Michael A. Bell(2)...............................................        201,111                  *

Anthony J. DiNovi(3).............................................      9,146,340                  9.5%

Robert Gagnon(4).................................................        222,735                  *

John F. Moore(2).................................................         66,667                  *

R. Scott Murray(5)...............................................        224,293                  *

Mark E. Nunnelly(6)..............................................      3,414,640                  3.8%

Kevin O'Leary(7).................................................      1,057,357                  1.2%

David E. Patrick(2)..............................................        248,633                  *

Michael J. Perik(8)..............................................      1,242,181                  1.4%

Carolynn Reid-Wallace(2).........................................         41,250                  *

Robert A. Rubinoff(9)............................................        232,445                  *

Scott M. Sperling(3)(10).........................................      9,384,326                  9.7%

Paul J. Zepf(11).................................................      2,440,020                  2.7%

All current directors and executive officers as a group (16
persons)(12).....................................................     19,074,224                 18.0%

J. & W. Seligman & Co. Incorporated(13)..........................      4,890,540                  5.6%
100 Park Avenue
New York, New York 10017

Putnam Investments, Inc.(14).....................................      4,679,277                  5.4%
One Post Office Square
Boston, Massachusetts 02109

T. Rowe Price Associates, Inc.(15)...............................      6,960,860                  8.0%
100 E. Pratt Street
Baltimore, MD 21202

Affiliates of Thomas H. Lee Company(3)...........................      9,146,340                  9.5%
c/o Thomas H. Lee Company
75 State Street
Boston, Massachusetts 02109

Tribune Company(16)..............................................      5,210,796                  6.0%
435 North Michigan Avenue
Chicago, Illinois 60611

Wellington Management Company, LLP (17)..........................      5,216,900                  6.0%
75 State Street
Boston, Massachusetts 02109

----------
*     Represents less than 1% of the outstanding shares of Common Stock.

(1) Unless otherwise indicated, each person or entity named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity, based upon information provided to the Company by directors (and nominees), officers and principal stockholders.

(2) Consists of shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 12, 1999.

(3) Certain affiliates of Thomas H. Lee Company, including Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., THL-CCI Limited Partnership, Anthony J. DiNovi and Scott M. Sperling, own 457,317 shares of Series A Preferred Stock, which were convertible as of March 12, 1999 into 9,146,340 shares of Common Stock. Each of Messrs. DiNovi and Sperling, directors of the Company, is the direct owner of 1,628 shares of Series A Preferred Stock, which were convertible as of March 12, 1999 into 32,560 shares of Common Stock. Messrs. DiNovi and Sperling are also Managing Directors of Thomas H. Lee Company and therefore may be deemed to have shared voting and investment power with respect to the shares of Series A Preferred Stock owned by the affiliates of Thomas H. Lee Company. Each of Messrs. DiNovi and Sperling disclaims beneficial ownership of all shares of Series A Preferred Stock other than those shares he owns directly. Based upon information contained in a Schedule 13D dated December 12, 1997 filed with the SEC.

(4) Consists of 18,750 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 12, 1999 and 203,985 shares of Common Stock issuable upon exchange of Exchangeable Shares owned by a corporation wholly-owned by Mr. Gagnon.

(5) Consists of 223,433 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 12, 1999 and 860 shares of Common Stock issuable upon exchange of Exchangeable Shares owned by Mr. Murray.

(6) Certain affiliates of Bain Capital, Inc., including Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P. and Brookside Capital Partners Fund, L.P., own 170,732 shares of Series A Preferred Stock, which were convertible as of March 12, 1999 into 3,414,640 shares of Common Stock. Mr. Nunnelly, a director of the Company, is a Managing Director of Bain Capital, Inc. and therefore may be deemed to have shared voting and investment power with respect to the shares of Series A Preferred Stock owned by the affiliates of Bain Capital, Inc. Mr. Nunnelly disclaims beneficial ownership of all shares of Series A Preferred Stock. Based upon information contained in a Schedule 13D dated December 12, 1997 filed with the SEC.

(7) Consists of 323,750 shares of Common Stock owned directly by Mr. O'Leary, 521,449 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 12, 1999 and 212,158 shares of Common Stock issuable upon exchange of Exchangeable Shares owned by a corporation wholly-owned by Mr. O'Leary.

(8) Consists of 381,610 shares of Common Stock owned directly by Mr. Perik, 857,450 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 12, 1999 and 3,121 shares of Common Stock issuable upon exchange of Exchangeable Shares owned by Mr. Perik.

(9) Consists of 177,445 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 12, 1999 and 55,000 shares of Common Stock issuable upon exchange of Exchangeable Shares owned by a corporation over which Mr. Rubinoff exercises investment and voting power.

(10) Consists of 237,986 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 12, 1999 and shares of Common Stock issuable pursuant to the conversion of Series A Preferred Stock held directly and beneficially by Mr. Sperling. See note (3) above.

(11) Consists of 1,000 shares of Common Stock owned directly by Mr. Zepf and 2,439,020 shares of Common Stock issuable upon the conversion of Series A Preferred Stock owned by certain affiliates of Centre Partners Management LLC. Certain affiliates of Centre Partners Management LLC, including Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P., own 121,951 shares of Series A Preferred Stock, which were convertible as of March 12, 1999 into 2,439,020 shares of Common Stock. Mr. Zepf, a director of the Company, is a Managing Director of Centre Partners Management LLC and therefore may be deemed to have shared voting and investment power with respect to the shares of Series A Preferred Stock owned by the affiliates of Centre Partners Management LLC. Mr. Zepf disclaims beneficial ownership of all shares of Series A Preferred Stock. Based upon information contained in a
      Schedule 13D dated December 12, 1997 filed with the SEC.

(12) Includes (i) 2,892,194 shares of Common Stock issuable pursuant to stock options exercisable within 60 days after March 12, 1999, (ii) 475,124 shares of Common Stock issuable upon exchange of Exchangeable Shares and
      (iii) 15,000,000 shares of Common Stock issuable upon conversion of 750,000 shares of Series A Preferred Stock.

(13) William C. Morris, as the owner of a majority of the outstanding voting securities of J. & W. Seligman & Co. Incorporated, may also be deemed to beneficially own the shares of Common Stock held by J. & W. Seligman & Co. Incorporated. Based upon information contained in a Schedule 13G dated February 10, 1999 filed with the SEC.

(14) Putnam Investment Management, Inc., a wholly-owned subsidiary of Putnam Investments, Inc., shares dispositive power over 4,428,477 shares of Common Stock. The Putnam Advisory Company, Inc., a second wholly-owned subsidiary of Putnam Investments, Inc., shares dispositive power over 250,800 shares of Common Stock. As the parent corporation of Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc., Putnam Investments, Inc. may be deemed to share control of the disposition of the 4,679,277 shares of Common Stock held in the aggregate by its subsidiaries and therefore may be deemed to beneficially own such shares. Based upon information contained in a Schedule 13G dated February 18, 1999 filed with the SEC.

(15) These securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. Price Associates disclaims beneficial ownership of such securities. Based upon information contained in a
      Schedule 13G dated February 12, 1999 filed with the SEC.

(16) Based upon information contained in Amendment No. 2 to a Schedule 13D dated April 16, 1996 filed with the SEC.

(17) Based upon information contained in Schedule 13G dated December 31, 1998 filed with the SEC.

      The directors of the Company and certain holders of the Company's Common Stock, Series A Preferred Stock and/or Exchangeable Shares, who collectively own approximately 14.0% of the outstanding voting power of the Company, have agreed under stockholder support agreement to vote in favor of the Merger Agreement with Mattel.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Helen Wright, former Director of Investment Relations for the Company and Mr. Perik's sister, is indebted to the Company under a loan agreement entered into on June 30, 1991 between Former SoftKey and Ms. Wright pursuant to which Former SoftKey loaned Ms. Wright 267,000 Canadian dollars ("CDN $") to assist Ms. Wright in paying the exercise price of certain employee stock options. As of February 9, 1999, the aggregate principal amount of the loan outstanding was CDN $203,000. In addition, as of February 9, 1999, Ms. Wright was also indebted to the Company in the principal amount of CDN $77,500 pursuant to a loan by Former SoftKey to Ms. Wright for the purchase of common shares of Former SoftKey. Both loans are interest-free and payable on demand.

      Mr. Perik, the Chief Executive Officer of the Company, is indebted to the Company under a promissory note dated October 15, 1997 between the Company and Mr. Perik, pursuant to which the Company loaned Mr. Perik $500,000, at an interest rate of 5.76% per annum, to assist Mr. Perik in paying the exercise price of certain employee stock options. The promissory note is due and payable on the earlier of December 31, 1998 or the date on which Mr. Perik's employment with the Company is terminated for any reason. As of February 9, 1999, the aggregate principal amount of the loan outstanding was $500,000.

      On August 5, 1998, Tribune Company offered to the public its 6 1/4% Exchangeable Notes Due August 15, 2001, which are exchangeable into shares of the Company's Common Stock held by Tribune Company. James Dowdle, who served as a director of the Company until May 22, 1998, is Executive Vice President of Tribune Company. The Company entered into an underwriting agreement with Salomon Smith Barney and Tribune Company in connection with Tribune Company's offering.

      In 1998, the Company sold the tax business of SoftKey Software, an indirect subsidiary of the Company, to CCH Canadian Limited. In connection with such sale, in September 1998 SoftKey Software and Mr. Gagnon, a director of the Company who served as Executive Vice President of SoftKey Software until February 1999, entered into a letter agreement pursuant to which SoftKey Software agreed to assume the obligation of CCH Canadian Limited to provide severance benefits to Mr. Gagnon during the eighteen-month period beginning on March 1, 2000.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report

      (1)   FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

                  Consolidated Financial Statements:

                        Report of Independent Accountants                     35

                        Consolidated Balance Sheets as of December 31,        36
                        1998 and 1997

                        Consolidated Statements of Operations for the         37
                        Years Ended December 31, 1998, 1997 and 1996

                        Consolidated Statements of Stockholders' Equity       38
                        for the Years Ended December 31, 1998, 1997
                        and 1996

                        Consolidated Statements of Cash Flows for the Years   40
                        Ended December 31, 1998, 1997 and 1996

                        Notes to Consolidated Financial Statements            42

                        Financial Statement Schedule of Valuation and         61
                        Qualifying Accounts for the Years Ended
                        December 31, 1998, 1997 and 1996

      (2)   FINANCIAL STATEMENT SCHEDULE

      Consolidated Supplementary Financial Schedule:
            Schedule II - Valuation and Qualifying Accounts

      (3)   EXHIBITS

      See the Exhibit Index attached to this Annual Report.

(b)   Reports on Form 8-K

On each of November 4 and November 10, 1998, the Company filed an amendment to its Current Report on Form 8-K dated August 31, 1998 reporting the completion of the Company's acquisition of Broderbund. On December 16, 1998, the Company filed a Current Report on Form 8-K reporting the signing of a definitive agreement for the merger of the Company into Mattel.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE LEARNING COMPANY, INC.

                                         By: /s/ MICHAEL PERIK
                                             -----------------------------------
                                             Michael Perik
                                             Chief Executive Officer and
                                             Chairman of the Board
                                             (principal executive officer)

Date: April 1, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 1, 1999.

Signature                                               Title
---------                                               -----

/s/ MICHAEL PERIK
---------------------------------
Michael Perik                        Director, Chief Executive Officer and
                                     Chairman of the Board of Directors

/s/ KEVIN O'LEARY
---------------------------------
Kevin O'Leary                        Director and President

/s/ R. SCOTT MURRAY
---------------------------------
R. Scott Murray                      Executive Vice President and Chief
                                     Financial Officer (principal financial
                                     officer and principal accounting
                                     officer)

/s/ LAMAR ALEXANDER
---------------------------------
Lamar Alexander                      Director

/s/ MICHAEL BELL
---------------------------------
Michael Bell                         Director

/s/ ANTHONY J. DINOVI
---------------------------------
Anthony J. DiNovi                    Director

/s/ ROBERT GAGNON
---------------------------------
Robert Gagnon                        Director

/s/ MARK E. NUNNELLY
---------------------------------
Mark E. Nunnelly                     Director

/s/ CAROLYNN REID-WALLACE
---------------------------------
Carolynn Reid-Wallace                Director

/s/ ROBERT RUBINOFF
---------------------------------
Robert Rubinoff                      Director

/s/ SCOTT SPERLING
---------------------------------
Scott Sperling                       Director

/s/ PAUL J. ZEPF
---------------------------------
Paul J. Zepf                         Director

EXHIBIT INDEX

Exhibit #

Number                                      Description
------                                      -----------

2.1 Agreement and Plan of Merger dated as of December 13, 1998 between the Company and Mattel(1)

2.2 Stock Option Agreement dated as of December 13, 1998 between the Company and Mattel(1)

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

4.8 Special Warrant Indenture dated March 12, 1998 between SoftKey Software Products Inc. and CIBC Mellon Trust Company(9)

4.9 Registration Rights Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P., Thomas H. Lee Foreign Fund III, L.P., Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P., BCIP Trust Associates, L.P., Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P. (4)

10.1 Employment Agreement dated as of April 9, 1997 between the Company and Michael Perik(10)*

10.2 Letter Agreement dated November 4, 1998 amending the Employment Agreement dated as of April 9, 1997 between the Company and Michael Perik*

10.3 Amended and Restated Employment Agreement dated as of December 13, 1998 between the Company and Michael Perik*

10.4 Employment Agreement dated as of April 9, 1997 between the Company and Kevin O'Leary(10)*

10.5 Letter Agreement dated November 4, 1998 amending the Employment Agreement dated as of April 9, 1997 between the Company and Kevin O'Leary*

10.6 Amended and Restated Employment Agreement dated as of December 13, 1998 between the Company and Kevin O'Leary*

10.7 Employment Agreement dated as of May 22, 1997 and between the Company and R. Scott Murray11*

10.8 Letter Agreement dated November 4, 1998 amending the Employment Agreement dated as of May 22, 1997 between the Company and Scott Murray*

10.9 Employment Agreement dated October 5, 1998 between the Company and David E. Patrick*

10.10 Employment Agreement dated as of December 13, 1995, as amended, between Mindscape, Inc. and John Moore*

10.11 Employment Agreement dated as of October 5, 1998 between the Company and Gregory L. Bestick*

10.12 Employment Agreement dated February 6, 1997 between the Company and Neal S. Winneg(4)*

10.13 Amendment No. 1 dated October 5, 1998 to Employment Agreement dated February 6, 1997 between the Company and Neal S. Winneg*

10.14 Agreement dated as of September 22, 1998 between the Company and Robert Gagnon*

10.15 Restricted Stock Agreement dated January 30, 1998 between the Company and Michael J. Perik(9)*

10.16 Restricted Stock Agreement dated January 30, 1998 between the Company and Kevin O'Leary(9)*

10.17 Amended and Restated Credit Agreement dated as of May 6, 1998 among Fleet National Bank, as agent, Goldman Sachs Credit Partners L.P., as syndication agent, the lenders named therein, TLC Multimedia Inc., Learning Company Properties Inc., TEC Direct, Inc., Learning Services, Inc., Skills Bank Corporation, Microsystems Software, Inc. and Mindscape, Inc. (the "Credit Agreement")(2)

10.18             First Amendment to the Credit Agreement dated as of July 1,
                  1998(2)

10.19             Second Amendment to the Credit Agreement dated as of July 24,
                  1998(2)

10.20             Third Amendment to the Credit Agreement dated as of August 7,
                  1998(13)

10.21             Fourth Amendment to the Credit Agreement dated as of December
                  1, 1998

10.22 Receivables Purchase Agreement dated as of June 30, 1997 among The Learning Company Funding, Inc. ("Funding"), Lexington Partner Capital Company ("Lexington"), Fleet National Bank ("Fleet"), TLC Multimedia Inc. and the Company ( the "Receivables Purchase Agreement")(11)

10.23 Receivables Sales Agreement dated as of June 30, 1997 between TLC Multimedia Inc. and Funding(11)

10.24 Capital Contribution Agreement dated as of June 30, 1997 by and among TLC Multimedia Inc., Funding and the Company(11)

10.25 First Amendment dated as of May 6, 1998 to the Receivables Purchase Agreement(2)

10.26 Second Amendment dated as of August 7, 1998 to the Receivables Purchase Agreement(13)

10.27 Sublease Agreement dated as of January 5, 1995 between Mellon Financial Services Corporation #1 and SoftKey Inc.(14)

10.28 Continuing Guaranty of Lease dated as of January 5, 1995 by the Company in favor of Mellon Financial Services Corporation #1(14)

10.29 1994 Non-Employee Director Stock Option Plan, as amended and restated effective February 5, 1996(15)*

10.30 Form of Stock Option Agreement under 1994 Non-Employee Director Stock Option Plan(15)*

10.31             Long-Term Equity Incentive Plan, restated as of August 31,
                  1998(13)*

10.32 Form of Stock Option Agreement under 1990 Long Term Equity Incentive Plan(15)*

10.33             1996 Stock Option Plan, restated as of March 5, 1998(2)*

10.34             Form of Stock Option Agreement under 1996 Stock Option
                  Plan(15)*

10.35             1996 Non-Employee Director Stock Option Plan(3)*

10.36 Form of Stock Option Agreement under 1996 Non-Employee Director Stock Option Plan(4)*

10.37             1997 Employee Stock Purchase Plan(3)*

10.38             Form of Standstill Agreement between the Company and Tribune
                  Company(7)

10.39 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P. and Thomas H. Lee Foreign Fund III, L.P.(16)

10.40 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P. and BCIP Trust Associates, L.P.(16)

10.41 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.(16)

21.1              Subsidiaries of the Company

23.1              Consent of PricewaterhouseCoopers LLP

27.1              Financial Data Schedule

----------
# The Company will furnish a copy of any exhibit upon the payment of a specified reasonable fee.

*     Denotes management contract or compensatory plan or arrangement.

1 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 13, 1998.

2 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

3 Incorporated by reference to exhibits filed with the Company's Definitive Proxy Statement filed October 24, 1997.

4 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

5 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

6 Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-145) filed January 26, 1996.

7 Filed as exhibits to the Agreement and Plan of Merger dated November 30, 1995 by and among the Company, Cubsco I, Inc., Cubsco II, Inc., Tribune Company, Compton's NewMedia, Inc. and Compton's Learning Company, incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated December 11, 1995.

8 Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3 (Reg . No. 333-40549) filed December 3, 1997.

9 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1998.

10 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 5, 1997.

11 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 5, 1997.

13 Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 1998.

14 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

15 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 6, 1996.

16 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 26, 1997.