Form 10-K/A
period 1999-01-02
LEARNING CO INC
filed 1999-04-20
CIK 719612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A

        AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Table of Contents

                                     PART IV

                                                                            Page
                                                                            ----

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......4

          The undersigned registrant hereby amends in its entirety Part IV of its Annual Report on Form 10-K for the year ended January 2, 1999.

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

                                         THE LEARNING COMPANY, INC.

                                         By: /s/ R. SCOTT MURRAY
                                             -----------------------------------
                                             R. Scott Murray
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)


Date: April 19, 1999

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

10.2 Letter Agreement dated November 4, 1998 amending the Employment Agreement dated as of April 9, 1997 between the Company and Michael Perik(17)*

10.3 Amended and Restated Employment Agreement dated as of December 13, 1998 between the Company and Michael Perik(17)*

10.4 Employment Agreement dated as of April 9, 1997 between the Company and Kevin O'Leary(10)*

10.5 Letter Agreement dated November 4, 1998 amending the Employment Agreement dated as of April 9, 1997 between the Company and Kevin O'Leary(17)*

10.6 Amended and Restated Employment Agreement dated as of December 13, 1998 between the Company and Kevin O'Leary(17)*

10.7 Employment Agreement dated as of May 22, 1997 and between the Company and R. Scott Murray(11)*

10.8 Letter Agreement dated November 4, 1998 amending the Employment Agreement dated as of May 22, 1997 between the Company and Scott Murray(17)*

10.9 Employment Agreement dated October 5, 1998 between the Company and David E. Patrick(17)*

10.10 Employment Agreement dated as of December 13, 1995, as amended, between Mindscape, Inc. and John Moore(17)*

10.11 Employment Agreement dated as of October 5, 1998 between the Company and Gregory L. Bestick(17)*

10.12 Employment Agreement dated February 6, 1997 between the Company and Neal S. Winneg(4)*

10.13 Amendment No. 1 dated October 5, 1998 to Employment Agreement dated February 6, 1997 between the Company and Neal S. Winneg(17)*

10.14 Agreement dated as of September 22, 1998 between the Company and Robert Gagnon(17)*

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

10.19             Second Amendment to the Credit Agreement dated as of July 24,
                  1998(2)

10.20             Third Amendment to the Credit Agreement dated as of August 7,
                  1998(13)

10.21             Fourth Amendment to the Credit Agreement dated as of December
                  1, 1998(17)

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

10.35             1996 Non-Employee Director Stock Option Plan(3)*

10.36 Form of Stock Option Agreement under 1996 Non-Employee Director Stock Option Plan(4)*

10.37             1997 Employee Stock Purchase Plan(3)*

10.38             Form of Standstill Agreement between the Company and Tribune
                  Company(7)

10.39 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Thomas H. Lee Company, Thomas H. Lee Equity Fund III, L.P. and Thomas H. Lee Foreign Fund III, L.P.(16)

10.40 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Bain Capital Fund V, L.P., Bain Capital V-B. L.P., BCIP Associates, L.P. and BCIP Trust Associates, L.P.(16)

10.41 Securities Purchase Agreement dated as of August 26, 1997 among the Company and Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P. State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P.(16)

21.1              Subsidiaries of the Company(17)

23.1              Consent of PricewaterhouseCoopers LLP

27.1              Financial Data Schedule(17)

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

16 Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated August 26, 1997.

17 Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended January 2, 1999.